Form 10-Q
period 2021-09-30
dMY Technology Group, Inc. VI
filed 2021-11-15
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

DMY TECHNOLOGY GROUP, INC. VI
(Exact name of registrant as specified in its charter)

Delaware	001-40864	86-3312690
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702)
781-4313
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name o f Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	DMYS.U	The New York Stock Exchange

Class A Common Stock, par value $0.0001 per share	DMYS	The New York Stock Exchange

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	DMYS WS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller
reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
in Rule 12b-2 of the
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).    Yes  ☒    No  ☐
As of November 15, 2021,
24,150,000 shares of Class A common stock, par value $0.0001 per share, and 6,037,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. VI
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from April 16, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the period from April 16, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from April 16, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$21,473

Total current assets	21,473
Deferred offering costs associated with proposed public offering	429,022

Total assets	$450,495

Liabilities and Stockholder’s Deficit:
Current liabilities:
Accounts payable	$298,250
Accrued expenses	63,250
Franchise tax payable	91,886
Note payable—related party	74,991

Total current liabilities	528,377

Commitments and Contingencies
Stockholder’s Deficit:
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $ 0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $ 0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding (1)(2)	604
Additional paid-in capital	24,396
Accumulated deficit	(102,882)

Total stockholder’s deficit	(77,882)

Total Liabilities and Stockholder’s Deficit	$450,495

(1)
This number includes up to 787,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

On October 5, 2021, the underwriter exercised its over-allotment option in full, as such the Class B common stock were no longer subject to forfeiture.

(2)
Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 2,156,250 shares of Class B common stock for no consideration on September 24, 2021; and (ii) the 1:1.2 stock split on October 4, 2021, resulting in an aggregate of 6,037,500 shares of Class B common stock outstanding (see Note 4).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For the period from April 16, 2021 (inception) through September 30, 2021
General and administrative expenses	$3,526	$10,996
Franchise tax expense	89,946	91,886

Net loss	$(93,472)	$(102,882)

Weighted average shares outstanding, basic and diluted (1)(2)	5,250,000	5,250,000

Basic and diluted net loss per share	$(0.02)	$(0.02)

(1)
This number excludes up to 787,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

On October 5, 2021, the underwriter exercised its over-allotment option in full, as such the Class B common stock were no longer subject to forfeiture.

(2)
Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 2,156,250 shares of Class B common stock for no consideration on September 24, 2021; and (ii) the 1:1.2 stock split on October 4, 2021, resulting in an aggregate of 6,037,500 shares of Class B common stock outstanding (see Note 4).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000
Net loss	—	—	—	—	—	(9,410)	(9,410)

Balance—June 30, 2021 (unaudited)	—	—	6,037,500	604	24,396	(9,410)	15,590
Net loss	—	—	—	—	—	(93,472)	(93,472)

Balance—September 30, 2021 (unaudited)	—	$—	6,037,500	$604	$24,396	$(102,882)	$(77,882)

(1)
This number includes up to 787,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

On October 5, 2021, the underwriter exercised its over-allotment option in full, as such the Class B common stock were no longer subject to forfeiture.

(2)
Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 2,156,250 shares of Class B common stock for no consideration on September 24, 2021; and (ii) the 1:1.2 stock split on October 4, 2021, resulting in an aggregate of 6,037,500 shares of Class B common stock outstanding (see Note 4).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(102,882)
Changes in operating assets and liabilities:
Accounts payable	7,469
Franchise tax payable	91,886

Net cash used in operating activities	(3,527)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000

Net cash provided by financing activities	25,000

Net increase in cash	21,473
Cash—beginning of the period	—

Cash—end of the period	$21,473

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable	$290,781
Deferred offering costs included in accrued expenses	$63,250
Deferred offering costs paid by related party under promissory note	$74,991
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
dMY Technology Group, Inc. VI (the “Company”) is a blank check company incorporated in Delaware under the name TdMY Technology Group, Inc. on April 16, 2021. On July 7, 2021, the Company changed its name from TdMY Technology Group, Inc. to dMY Technology Group, Inc. VI. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Company’s Initial Public Offering were declared effective on September 30, 2021. On October 5, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.0 million, of which approximately $8.5 million and approximately $440,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivative warrant liabilities, respectively.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,830,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $6.8 million (see Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the U.S. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share plus pro rata interest earned in Trust Account). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to certain of the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Company’s amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and any other holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Company will have 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within
18
 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination once by an additional three months (for a total of 21 months to complete an initial Business Combination), provided that, the only way to extend the time available for the Company to consummate its initial Business Combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the Trust Account an amount of $0.10 per Public Share, or approximately $2.0 million in the aggregate, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Public Stockholders will not be offered the opportunity to vote on or redeem their Public Shares in connection with any such extension.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, being April 5, 2023, or 21 months from the closing of the Initial Public Offering, being July 5, 2023, if extended (the “Combination Period”), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund working capital requirements, and/or to pay for the Company’s taxes (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders of the Company (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will hav
e
 to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $21,000 in its operating bank account and working capital deficit of approximately $507,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan from the Sponsor of approximately $75,000 under the Note (as defined in Note 4). The Company repaid the Note in full on October 4, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from April 16, 2021 (inception) through September 30 and three months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form
8-K
filed by the Company with the SEC on October 5, 2021 and October 12, 2021, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had no cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Deferred Offering Costs
The Company complies with the requirements of FASB
ASC 340-10-S99-1. Deferred
offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged to stockholders’ equity upon the completion of the Initial Public Offering.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2021.
Net Loss Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares at September 30, 2021 were reduced for the effect of an aggregate of
787,500
shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2021.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 6, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 — Initial Public Offering
On October 5, 2021, the Company consummated its Initial Public Offering of 24,150,000 Units, including 3,150,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.0 million, of which approximately $8.5 million and approximately $440,000 was for deferred underwriting commissions and offering costs allocated to derivative warrant liabilities, respectively.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Public Share, and
one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per Public Share, subject to adjustment (see Note 7).
Note 4 — Related Party Transactions
Founder Shares
On April 27, 2021, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 2,156,250 Founder Shares for no consideration on September 24, 2021; and (ii) the 1:1.2 stock split on October 4, 2021, resulting in an aggregate of 6,037,500 Founder Shares outstanding. The Initial Stockholders agreed to forfeit up to 787,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on October 5, 2021; thus, 787,500 Founder Shares were no longer subject to forfeiture
.
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of th
e
 initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Public Shares equals or exceeds $12.00 per Public Share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,830,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $6.8 million.
Each Private Placement Warrant is exercisable for one whole Public Share at a price of $11.50 per Public Share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Due From Related Party
The Company advanced $60,000 to the Sponsor on October 2, 2021 and recorded such amount in due from related party. The Sponsor fully repaid this amount on October 11, 2021.
Related Party Loans
On April 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $75,000 under the Note and repaid the Note in full on October 4, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital.
Note 5 — Commitments and Contingencies
Registration Rights and Stockholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $8.5 million in the aggregate will be payable to certain of the underwriters for deferred underwriting commissions. The deferred fee will become payable to certain of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 6 — Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 Public Shares with a par value of $0.0001 per Public Share. As of September 30, 2021, there were no Public Shares issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 Founder Shares with a par value of $0.0001 per Founder Share. As of October 5, 2021, there were 6,037,500 Founder Shares issued and outstanding. Of the
6,037,500
Founder Shares outstanding, up to 787,500 Founder Shares were subject to forfeiture, to the Company by the Initial Stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 5, 2021; thus, these 787,500 Founder Shares were no longer subject to forfeiture.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of Founder Shares and holders of Public Shares will vote together as a single class, except as required by applicable law or stock exchange rule.
The Founder Shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Public Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Public Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis,
20
% of the total number of Public Shares outstanding after such conversion (after giving effect to any redemptions of Public Shares by Public Stockholders), including the total number of Public
Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Public Shares or equity-linked securities or rights exercisable for or convertible into Public Shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Derivative Warrant Liabilities
As of September 30, 2021, there were no warrants outstanding. In connection with the Initial Public Offering and subsequent over-allotment, the Company has 12,075,000 Public Warrants and 6,830,000 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Public Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Public Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Public Shares until the warrants expire or are redeemed. If a registration statement covering the Public Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Public Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Public Share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Public Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Public Shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Additionally, except as set forth below, the Private Placement Warrants will be non-redeemable so long
as they are held by the Sponsor or its permitted transferees.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants when the price per share of Public Shares equals or exceeds $18.00
.
 Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•
if, and only if, the closing price of the Public Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Public Shares equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Public Shares; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends notice of redemption to the warrant holders.

The “fair market value” of Class A common stock shall mean the volume weighted average price of Public Shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Public Shares per warrant (subject to adjustment).
If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to dMY Technology Group, Inc. VI. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report
on Form 10-Q includes forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in Delaware on April 16, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), described below. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.
Our sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for our Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, we consummated our Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.0 million, of which approximately $8.5 million and approximately $440,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,830,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $6.8 million.
Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the U.S. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months, as applicable) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one
basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.
Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Liquidity and Capital Resources
At September 30, 2021, we had cash of approximately $21,000 and working capital deficit of approximately $507,000.
Our liquidity needs up to September 30, 2021 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $75,000 under the Note (as defined in Note 4). The Company repaid the Note in full on October 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Our management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended September 30, 2021, we had a net loss of approximately $94,000, which consisted of approximately $4,000 in general and administrative expenses and approximately $90,000 in franchise tax expense.
For the period from April 16, 2021 (inception) through September 30, 2021, we had a net loss of approximately $103,000, which consisted of approximately $11,000 in general and administrative expenses and approximately $92,000 in franchise tax expense.
Contractual Obligations
Registration Rights and Stockholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements

Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $8.5 million in the aggregate will be payable to certain of the underwriters for deferred underwriting commissions. The deferred fee will become payable to certain of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Administrative Services Agreement
Commencing on the date that our securities were first listed on New York Stock Exchange in September 2021 and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.
Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or the Company’s or their affiliates.
Critical Accounting Policies
Deferred Offering Costs
The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”)
340-10-S99-1. Deferred
offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged to stockholders’ equity upon the completion of the Initial Public Offering.
Net Loss Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2021 were reduced for the effect of an aggregate of 787,500 Founder Shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.

JOBS Act
The Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer ’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 4, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 4, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On October 5, 2021, we consummated our Initial Public Offering of 21,125,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 3,150,000 Units at $10.00 per Unit. Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 6,830,000 Private Placement Warrants, at a purchase price of $10.00 per Private Placement Warrant, generating aggregate gross proceeds to the Company of $6,830,000.
The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that (x) the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions, (y) as long as the Private Placement Warrants are held by our Sponsor or its permitted transferees, the Private Placement Warrants will not be redeemable by us and (z) the Private Placement Warrants and the Class A shares underlying the Private Placement Warrants are entitled to registration rights.

Use of Proceeds
Of the gross proceeds received from the Initial Public Offering and the sale of Private Placement Warrants, $ 241,500,000 was placed in the Trust Account.
Transaction costs of the Initial Public Offering amounted to $14 million consisting of $4.8 million of underwriting discounts and commissions, $8.5 million of deferred underwriting discounts and commissions, and $0.4 million of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form
10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

DMY TECHNOLOGY GROUP, INC. VI

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer