Form 10-K
period 2021-12-31
dMY Technology Group, Inc. VI
filed 2022-03-30
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number:
001-40864

DMY TECHNOLOGY GROUP, INC. VI
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3312690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of Principal Executive Offices)	(Zip Code)
(702)
781-4313
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	DMYS.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	DMYS	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	DMYS WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
at such date. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 5, 2021 and the registrant’s common stock began separate trading on NYSE on November 22, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of Class A common stock reported on NYSE on such date, was approximately
$
237,153,000.
As of March
 28,
 2022, there were 24,150,000 shares of Class A common stock, par value $0.0001, and 6,830,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this annual report on Form
10-K
(this “Form
10-K”)
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties described under the heading “Risk Factors” and elsewhere in this prospectus.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
References in this Annual Report to “we,” “us” or the “Company” refer to dMY Technology Group, Inc. VI. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refer to dMY Sponsor VI, LLC, a Delaware limited liability company.
Item 1. Business.
Introduction
We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “initial business combination.” We have not selected any potential business combination target. While we may pursue an acquisition opportunity in any industry or sector, we are focused on identifying a business combination target within the mobile application ecosystem or gaming, enterprise cloud and consumer internet companies with enterprise valuations in the range of $1 billion to $3 billion, though our search may span many consumer software segments worldwide. We are specifically focused on companies that have created compelling experiences with significant growth in segments such as gaming, enterprise cloud, entertainment, education,
e-commerce,
dating and health and wellness We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.
On October 5, 2021, we consummated our initial public offering (the “initial public offering” or the “offering”) of 24,150,000 units (the “units”), including the issuance of 3,150,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per unit. Each unit consists of one share of Class A common stock, par value $0.0001 per share (the “public shares”), and one-half
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $241,500,000.
Simultaneously with the consummation of the initial public offering, we completed the private sale (the “private placement”) of an aggregate of 6,830,000 warrants (the “private placement warrants”) to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,830,000.
Prior to the consummation of the initial public offering, on April 16, 2021, we issued 7,187,500 shares (the “founder shares”) of our Class B common stock to our sponsor in consideration for our sponsor paying certain offering and formation costs on behalf of the Company with a value of $25,000. On September 24, 2021, the sponsor surrendered to us 2,156,250 founder shares for no consideration, resulting in our sponsor owning 5,031,250 founder shares. On September 30, 2021, we increased the size of our initial public offering pursuant to Rule 462(b) under the Securities Act. On October 4, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in the sponsor owning 6,037,500 founder shares, to maintain the ownership of founder shares by the sponsor, on an as-converted
basis, at 20.0% of our issued and outstanding common stock upon the consummation of our initial public offering. All share and per share amounts have been retroactively restated to reflect the stock split. On October 1, 2021, the underwriters fully exercised their over-allotment option to purchase 3,150,000 units; thus, no founder shares were forfeited.
A total of $241,500,000, comprised of $236,670,000 of the proceeds from the initial public offering (which amount includes $8,452,500 of the underwriters’ deferred discount) and $4,830,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.
The funds held in the trust account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the trust account.

As of December 31, 2021, there was approximately $241.5 million in investments held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $15,000, and an aggregate of approximately $647,000 of cash held outside the trust account. As of December 31, 2021, we have not withdrawn any interest earned from the trust account to pay taxes.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the trust account, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Selection of a Target Business and Structuring of Our Initial Business Combination
While we may pursue an acquisition opportunity in any industry or sector, we are focused within the mobile application ecosystem or gaming, enterprise cloud and consumer internet companies with enterprise valuations in the range of $1 billion to $3 billion, though our search may span many consumer software segments worldwide. We are specifically focused on companies that have created compelling experiences with significant growth in segments such as gaming, enterprise cloud, entertainment, education,
e-commerce,
dating and health and wellness.
NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.
Redemption Rights for Holders of Public Shares upon Consummation of the Initial Business Combination
We are providing our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 is approximately $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriters. Our sponsor and the Company’s officers and the other holders of founder shares immediately prior to our initial public offering (the “initial stockholders”) have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of the initial business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share
redemption price. Our initial stockholders have also agreed to waive their right to a conversion price adjustment with respect to any shares of our common stock they may hold in connection with the consummation of an initial business combination.
Conduct of Redemptions Pursuant to Tender Offer Rules
If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Submission of Our Initial Business Combination to a Stockholder Vote
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 7,875,001 or 37.5%, of the 24,150,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our public shares without our prior consent, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of our public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of our public shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 18 months (or 21 months, as applicable) from the closing of our initial public offering to complete our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, but are not obligated to, by resolution of our board if requested by our sponsor, extend the period of time to consummate an initial business combination once by an additional three months (for a total of 21 months to complete an initial business combination), subject to our sponsor depositing additional funds into the trust account as set out below. If we are unable to complete our initial business combination within such
18-month
period (or
21-month
period, as applicable) from the closing of our initial public offering or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
18-month
time period (or
21-month
time period, as applicable) or during any Extension Period.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees
We currently have two executive officers: Niccolo de Masi and Harry L. You. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Available Information
We are required to file Annual Reports on Form
10-K
and Quarterly Reports on Form
10-Q
with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form
8-K.
The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 or by telephone at (669)
244-9698.
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form
10-K,
before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a business combination and Post-business combination Risks
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
You will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 9,056,251 or 37.5%, of the 24,150,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to certain of the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination by April 5, 2023 (or July 5, 2023, if extended by the sponsor or its affiliates or designees) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 5, 2023 (or July 5, 2023, if extended by the sponsor or its affiliates or designees). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The
COVID-19
outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19,
the actions to contain
COVID-19
or treat its impact, the discovery of potential new strains of
COVID-19
and the logistics of vaccine distribution, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Unlike other blank check companies, we may extend the time to complete an initial business combination by up to three months without a shareholder vote or your ability to redeem your shares.
We will have until April 5, 2023 to consummate an initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination by April 5, 2023, our sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination once by an additional three months (for a total of 21 months to complete an initial business combination); provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on October 5, 2021, the only way to extend the time available for us to consummate our initial business combination is for our sponsor or its affiliates or designees, upon five days’ advance notice prior to April 5, 2023, to deposit into the trust account $2,415,000 ($0.10 per share of Class A common stock), on or prior to April 5, 2023. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by April 5, 2023 (or July 5, 2023, as applicable), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by April 5, 2023 (or July 5, 2023, as applicable) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond April 5, 2023 (or July 5, 2023, as applicable) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we currently have net tangible assets in excess of $5,000,000 and we filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds received in our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
If the net proceeds received in our initial public offering and are not being held in the trust account are insufficient to allow us to operate until at least April 5, 2023 (or July 5, 2023, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds received in our initial public offering, only $1,500,000 are available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least April 5, 2023 (or July 5, 2023, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital for consummating an initial business combination, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans and up to $2,415,000 of loans made to extend our time period for consummating an initial business combination (postponing such deadline from April 5, 2023 to July 5, 2023) (“extension loans”) may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share ($10.10 per share if we elect to extend the time to consummate a business combination), or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our independent registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per public share ($10.10 per public share if we elect to extend the time to consummate a business combination) initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share ($10.10 per public share if we elect to extend the time to consummate a business combination) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share ($10.10 per public share if we elect to extend the time to consummate a business combination) due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share ($10.10 per public share if we elect to extend the time to consummate a business combination). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share ($10.10 per public share if we elect to extend the time to consummate a business combination) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share ($10.10 per public share if we elect to extend the time to consummate a business combination) due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share ($10.10 per share if we elect to extend the time to consummate a business combination).

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NYSE’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our third amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering and the private placement of warrants provided us with $233,047,500 that we may use to complete our initial business combination (after taking into account the $8,452,500 of deferred underwriting commissions being held in the trust account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•
tax issues, including, but not limited to, rules regarding controlled foreign corporations or passive foreign investment companies, tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by April 5, 2023 (or July 5, 2023, as applicable) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement we filed in connection with our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Involvement of members of our management and companies with which they are affiliated in litigation unrelated to our business affairs could impact our ability to consummate an initial business combination.
Members of our management team and companies with which they are affiliated may be involved in litigation relating to their business affairs unrelated to our company. For example, on January 12, 2021, dMY Technology Group, Inc. II, currently known as Genius Sports Limited (“dMY II”) and dMY sponsor II, LLC and dMY Technology Group, Inc. III, currently known as IonQ, Inc. (“dMY III”) and dMY sponsor III, LLC accepted service of a lawsuit where they are named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Group, Inc., currently known as Rush Street Interactive, Inc. (“dMY I”) and dMY sponsor, LLC and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY I and dMY sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY sponsor LLC, which was formed by Harry L. You, the co-founder
and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt has responded to the underlying lawsuit by asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment, and by adding Harry L. You, Niccolo de Masi, dMY II and dMY sponsor II, LLC and dMY III and dMY sponsor III, LLC as counterclaim defendants. Harry L. You and Niccolo de Masi, our Chairman and our Chief Executive Officer, respectively, served in corresponding roles for dMY I, dMY II, dMY III and dMY IV. Such claims, and any other litigation unrelated to our business affairs involving members of our management, may divert our management team’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the market or in privately negotiated transactions, this would increase their control. To our knowledge, neither our initial stockholders nor any of our officers or directors have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for terms of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Certain agreements related to our initial public offering may be amended without stockholder approval.
Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Risks Relating to our sponsor, Advisors and Management Team
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities, including dMY II, dMY III and dMY IV. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
We are engaged in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, which are sponsored by affiliates of our sponsor. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, which are sponsored by affiliates of our sponsor. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and as we believe there are a number of potential opportunities within the industries and geographies of our primary focus.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
We may engage one or more of the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Certain of such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Certain of the underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On April 16, 2021, our sponsor subscribed for an aggregate 7,187,500 founder shares for a total subscription price of $25,000, or approximately $0.003 per share. Such shares are fully paid, and the cash amount of the subscription price therefor was received on April 27, 2021. On September 24, 2021, our sponsor surrendered to us 2,156,250 founder shares for no consideration, resulting in our sponsor owning 5,031,250 founder shares and increasing the approximate price paid per founder share to $0.005. On September 30, 2021, we increased the size of our initial public offering pursuant to Rule 462(b) under the Securities Act. Therefore, on October 4, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our sponsor owning 6,037,500 founder shares and reducing the approximate price paid per founder share to $0.005, to maintain the ownership of founder shares by our sponsor, on an as-converted
basis, at 20.0% of our issued and outstanding common stock upon the consummation of our initial public offering. All share and per share amounts herein reflect the stock split as if carried out on the date hereof. On October 1, 2021, the underwriters fully exercised their over-allotment option to purchase 3,150,000 units; thus, no founder shares were forfeited. Mr. You, the manager of our sponsor, has voting and investment discretion with respect to the common stock held by the sponsor. Our sponsor intends to transfer 25,000 founder shares to each of Gabrielle Toledano, Darla Anderson, Becky Ann Hughes and Francesca Luthi, our directors, upon the completion of our initial business combination, resulting in our sponsor holding at that time 5,937,500 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 24,150,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 6,830,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $6,830,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as April 5, 2023 (or July 5, 2023, as applicable) nears, which is the deadline for our completion of an initial business combination.
Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.
Risks relating to our Securities
The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
We offered our units in our initial public offering at an offering price of $10.00 per unit and the amount in our trust account was initially $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.005 per share after giving effect to the sponsor’s surrender to us of 2,156,250 founder shares and a 1:1.2 stock split of our Class B common stock resulting in our sponsor owning 6,037,500 founder shares. As a result, the value of public shares held by out public stockholders may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $241,500,000, which is the amount we would have for our initial business combination in the trust account assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $8,452,500 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private placement warrants. At such valuation, our common stock would have an implied value of $8.00 per share upon consummation of our initial business combination, which is a 20% decrease as compared to the initial implied value per public share of $10.00.

Public shares	24,150,000
Founder shares	6,037,500
Total shares	30,187,500
Total funds in trust available for initial business combination	$241,500,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$8.00
Note that redemptions of our public shares in connection with our initial business combination would further reduce the implied value of our common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per share of common stock would be $6.67.
The value of the founder shares is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock is substantially less than $10.00 per share.
Our sponsor has invested in us an aggregate of $6,855,000, comprised of the $25,000 purchase price for the founder shares and the $6,830,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,037,500 founder shares would have an aggregate implied value of $60,375,000. Even if the trading price of our common stock were as low as $1.14 per share, and the private placement warrants are worthless, the value of the founder shares would be approximately equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
In connection with our initial public offering, we issued in a private placement an aggregate of 6,830,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans or extension loans, such lender may convert those loans into up to an additional 3,915,500 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains
one-half
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
Our warrants are accounted for as derivative liabilities and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.
We account for the 18,905,000 warrants issued in connection with our initial public offering (comprised of the 12,075,000 warrants included in the units and the 6,830,000 private placement warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each of the warrants as a liability at its fair value upon as determined by us based upon a valuation report obtained from an independent third party valuation firm. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or third amended and restated bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision limit our stockholders’ ability to obtain a favorable judicial forum for disputed with us and may have the effect of discouraging lawsuits against our directors and officers.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our public shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150 million, the aggregate market value of our publicly-held shares would be required to be at least $40 million and we would be required to have a minimum of 400 round lot holders and 1,100,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share ($10.10 per share if we elect to extend the time to consummate a business combination).
The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, including interest earned on the funds held in the trust account and not previously released to pay the company’s taxes. If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share ($10.10 per share if we elect to extend the time to consummate a business combination).
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable); and (iii) absent an initial business combination by April 5, 2023 (or July 5, 2023, as applicable) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.
If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.
If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If you exercise your public warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Our initial stockholders, the holders of our private placement warrants, the holders of warrants that may be issued upon conversion of working capital loans or extension loans and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants or the Class A common stock issuable upon conversion of warrants that may be issued upon conversion of working capital loans, extension loans, and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants, holders of our working capital loans or holders of our extension loans or their respective permitted transferees are registered.
We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 355,850,000 and 14,750,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond April 5, 2023 (or July 5, 2023, as applicable) or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans or extension loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.
General Risk Factors
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and we did not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team, including with respect to each of dMY I, dMY II, dMY III and dMY IV, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or businesses associated with them, including dMY I, dMY II, dMY III and dMY IV, as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.
Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. On December 10, 2020, the SEC’s Office of Inspector Education and Advocacy issued an investor bulletin entitled What You Need to Know About SPACs. On December 22, 2020, the SEC’s Division of Corporate Finance issued CF Disclosure Guidance: Topic No. 11 regarding special purpose acquisition companies. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
Cyber incidents or attacks directed at us or the target businesses with which we seek to engage in an initial business combination could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company for as long as (i) the market value of our common stock held by non-affiliates
(measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of our common stock held by non-affiliates
(measured as of the end of the second quarter of the then current fiscal year) does not exceed $700 million. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our sponsor and the members of our management team. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our units, Class A common stock and warrants are traded on NYSE under the symbols “DMYS.U,” “DMYS” and “DMYS WS,” respectively.
Holders
As of March 30, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our public warrants and one holder of record of our private placement warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview
Our company, dMY Technology Group, Inc. VI (previously known as TdMY Technology Group, Inc.) is a blank check company incorporated in Delaware on April 16, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2021 relates to our formation and our initial public offering, described below. We will not generate any operating revenues until after the completion of the initial business combination, at the earliest. We will generate non-operating
income in the form investment income from the trust account (as defined below).
Our sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on September 30, 2021. On October 5, 2021, we consummated our initial public offering of 24,150,000 units, including 3,150,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $15.0 million, of which approximately $8.5 million and approximately $440,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of our initial public offering, we consummated the private placement of 6,830,000 warrants, at a price of $1.00 per private placement warrant to the sponsor, generating proceeds of approximately $6.8 million.
Upon the closing of our initial public offering and the private placement, $241.5 million ($10.00 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement was placed in a trust account located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
We will have 18 months from the closing of our initial public offering, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate an initial business combination within 18 months, we may, but are not obligated to, extend the period of time to consummate a business combination once by an additional three months (for a total of 21 months to complete an initial business combination), provided that, the only way to extend the time available for us to consummate the initial business combination is for our sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the trust account an amount of $0.10 per share of Class A common stock, or approximately $2.4 million in the aggregate, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Public Stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
If we are unable to complete a business combination within 18 months from the closing of our initial public offering, or April 5, 2023, or 21 months from the closing of our initial public offering, or July 5, 2023, if extended (the “combination period”), we will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of amounts withdrawn to fund working capital requirements, and/or to pay for our tax obligations (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $647,000 in cash, approximately $15,000 of interest income available in the trust account to pay for taxes and a working capital deficit of approximately $821,000 (not taking into account tax obligations of approximately $55,000 that may be paid using investment income earned in trust account).
Our liquidity needs prior to the consummation of our initial public offering were satisfied through the payment of $25,000 from our sponsor to purchase the founder Shares and a loan under a promissory note with our sponsor (the “note”) in the amount of approximately $75,000. We fully repaid the note balance on October 4, 2021. Subsequent to the consummation of our initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of our initial public offering and the private placement held outside of the trust account.
In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using the funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to December 31, 2021 related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the period from April 16, 2021 (inception) through December 31, 2021, we had net loss of approximately $14.4 million, which consisted of approximately $394,000 of general and administrative expenses, approximately $55,000 of franchise tax expense, non-operating
losses of approximately $13.6 million from the change in fair value of the derivative warrant liabilities and approximately $441,000 for offering costs associated with derivative warrant liabilities, offset by approximately $15,000 of interest income from investments held in the trust account.
Contractual Obligations
Administrative Services Agreement
On October 5, 2021, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor $10,000 per month for office space, administrative and support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. We prepaid such fees in full and as of December 31, 2021, we had an unused balance of $150,000 in prepaid expenses recorded in the accompanying balance sheet.
Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that are made to our sponsor, executive officers or directors of our sponsor, or our executive officers or directors or their affiliates.
Registration and Stockholder Rights
The holders of Founder Shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants), or warrants that may be issued upon conversion of the working capital loans and loans made to extend our time period of consummating an initial business combination, are entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of our initial public offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of our initial public offering. An additional fee of $0.35 per unit, or approximately $8.5 million in the aggregate will be payable to certain of the underwriters for deferred underwriting commissions. The deferred fee will become payable to certain of the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

We account for the public warrants and private placement warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of public warrants and private placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of public warrants has been measured based on the listed market price of such public warrants. The private placement warrants were measured at fair value using a Black Scholes model at December 31, 2021.
Class A Common Stock Subject to Possible Redemption
We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.
Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of our initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. We have not considered the effect of the public warrants and the private placement warrants to purchase an aggregate of 18,905,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements and Contractual Obligations
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.

JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data.
This information appears following Item 15 of this Annual Report on Form
10-K
and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.
As of December 31, 2021, as required by Rules
13a-15
and
15d-15
under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age*	Position
Niccolo de Masi	41	Chief Executive Officer and Director
Harry L. You	62	Chairman
Darla Anderson	65	Director
Becky Ann Hughes	41	Director
Francesca Luthi	46	Director
Gabrielle Toledano	55	Director
Niccolo de Masi
has been our Chief Executive Officer and a director since April 16, 2021. Mr. de Masi is also a director of IonQ, Inc. (NYSE: IONQ) and Planet Labs PBC (NYSE: PL) (“Planet Labs”) and director of Rush Street Interactive, Inc. (“Rush Street Interactive”) and of Genius Sports Limited. Mr. de Masi is also the non-executive
chairman of June UK Topco Jersey Limited, of which Jagex Limited is a wholly-owned indirect subsidiary. Mr. de Masi was a member of the board of directors of Glu Mobile, Inc. (Nasdaq: GLUU) (“Glu”), from January 2010 to April 2021, and served as chairman from December 2014 to April 2021, as interim chairman from July 2014 to December 2014 and as president and chief executive officer from January 2010 to November 2016. Mr. de Masi was the chief innovation officer at Resideo Technologies, Inc. (NYSE: REZI) from February 2019 to March 2020, a member of its board of directors from October 2018 until January 2020, and was president of products and solutions from February 2019 until January 2020. Mr. de Masi served as the president of Essential from November 2016 to October 2018. Mr. de Masi served on the board of directors of Xura and its audit committee from November 2015 until August 2016. From 2008 to 2009, Mr. de Masi led
Hands-On
Mobile as its chief executive officer. From 2004 to 2007, Mr. de Masi was the chief executive officer of Monstermob. Mr. de Masi serves on the Leadership Council of the UCLA Grand Challenges. Mr. de Masi received his B.A. and MSci. degrees in physics from Cambridge University. Mr. de Masi’s qualifications to serve on our board of directors include his extensive leadership experience in the mobile app space, his track record in our target industry and his network of contacts in the technology sector.
Harry L. You
has been our Chairman and a director since April 16, 2021. Mr. You is also a director of IonQ and a director of Rush Street Interactive and of Genius Sports Limited. Mr. You served as the executive vice president of EMC Corporation (formerly NYSE: EMC) (“EMC”) in the office of the chairman from 2008 to 2016. From 2008 to 2016, Mr. You served as the executive vice president of EMC in the office of the chairman. In September 2016, Mr. You founded GTY Technology Holdings, Inc. (“GTY”) (Nasdaq: GTYH), in which Mr. You served as its president, chief financial officer and director until February 2019 when GTY consummated its initial business combination, served as its president from February 2019 to May 2019 and as its chief financial officer from February 2019 through August 2019, and has served as its vice chairman since May 2019. Mr. You also served as GTY’s president from May 7, 2019 to May 20, 2019. Mr. You served as a director of Korn/Ferry International from 2004 to October 2016 and has been a trustee of the U.S. Olympic Committee Foundation since August 2016. Mr. You was chief executive officer of BearingPoint from 2005 to 2007. He also served as BearingPoint’s interim chief financial officer from 2005 to 2006. From 2004 to 2005, Mr. You served as executive vice president and chief financial officer of Oracle Corporation (NYSE: ORCL) (“Oracle”), and was also a member of the board of directors of Oracle Japan. From 2001 to 2004, Mr. You served as chief financial officer of Accenture. Mr. You also previously spent fourteen years on Wall Street, including serving as a managing director in the Investment Banking Division of Morgan Stanley, where he headed the Computer and Business Services Group. Mr. You has served as a member of the board of directors of Broadcom Inc. (Nasdaq: AVGO) since January 2019. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. Mr. You’s qualifications to serve on our board of directors include his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s acquisition of EMC as EMC’s executive vice president, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY.

Darla K. Anderson
has served as a member of our board of directors since September 30, 2021. Ms. Anderson is an Academy Award and Golden Globe winning feature film producer. From 1993 to March 2018, Ms. Anderson was a producer at Pixar Animation Studios, where she produced films such as “Coco,” “Toy Story 3,” “Cars,” “A Bug’s Life,” “Monsters, Inc.” Following her tenure at Pixar, Ms. Anderson joined Netflix as a producer. Ms. Anderson was elected to the Producers Council Board of the Producers Guild of America in July 2008. Prior to joining Pixar, Ms. Anderson worked with Angel Studios as the executive producer of their commercial division. Ms. Anderson served as a member of the board of directors of Glu from March 2019 to April 2021. Ms. Anderson holds a Bachelor of Arts degree in Environmental Science from San Diego State University. Ms. Anderson’s qualifications to serve on our board of directors include her substantial leadership experience in the entertainment industry.
Becky Ann Hughes

has served as a member of our board of directors since September 30, 2021. Ms. Hughes currently serves as Vice President of Growth for Electronic Arts Inc. Her primary responsibilities include setting strategy for player-centric growth, guiding investment decisions for performance-based marketing, and leading transformation initiatives across Marketing, Analytics & Data Science, Central Technology, Consumer Research, and Customer Care. Prior to her current role, Ms. Hughes served as a public officer and Senior Vice President of Growth for Glu, reporting to the Chief Executive Officer. Prior to this, Ms. Hughes served as Vice President & General Manager of the GluPlay Studio, leading the product vision for new games and live operations including the products Diner DASH, Cooking DASH, and Restaurant DASH with Gordon Ramsay. Prior to Glu, Becky Ann led data-driven transformation in both the gaming and restaurant industries. At PlayFirst, Inc., the originator of the “DASH” franchise, she served as Vice President &

Co-Head

of Studio, leading a business model change from premium to

free-to-play

and a platform transition from PC to mobile devices. Ms. Hughes holds a Bachelor of Science degree in Business from San Jose State University and an MBA from The Wharton School at the University of Pennsylvania. Ms. Hughes’s qualifications to serve on the board of directors include her extensive and varied experience as an accomplished technology executive, with over 17 years of experience leading transformational change across multiple industries, teams, and business models with a special focus on data-driven, customer-centric strategies and building strong connections with consumers and more than 11 years in the free-to-play

mobile games industry.
Francesca Luthi
has served as a member of our board of directors since September 30, 2021. Ms. Luthi currently serves as the executive vice president and chief administrative officer at Assurant, Inc. since June 2020. After joining Assurant in 2012, Ms. Luthi was the senior vice president of investor relations, marketing and communications from 2014 until 2015, and the chief communications and marketing officer from 2016 to 2020. Prior to joining Assurant, Ms. Luthi served as the senior vice president of corporate communication and investor relations at Accretive Health. Before this, Ms. Luthi held senior-level investor relations and communication roles at BearingPoint and Accenture. Ms. Luthi also helped establish the investor relations department at Omnicom Group after serving as a financial analyst in the Investment Banking Division at Morgan Stanley. Ms. Luthi holds a Bachelor of Science degree in Economics from Georgetown University’s School of Foreign Service. Ms. Luthi’s qualifications to serve on our board of directors include her financial and business strategy expertise.
Gabrielle Toledano
has served as a member of our board of directors since April 16, 2021. Since March 2021 and from January 2020 to January 2021, Ms. Toledano has served as Chief Operating Officer at Keystone Strategy LLC, a strategy and economics consulting firm. From January 2021 to March 2021, Ms. Toledano served as Chief Talent Officer of ServiceNow Inc., a software company. Prior to that, Ms. Toledano served as an Executive in Residence for Comcast Ventures LLC, a corporate venture capital firm, from January 2019 to December 2019. From May 2017 to October 2018, Ms. Toledano served as the Chief People Officer of Tesla Inc. (NASDAQ: TSLA), a manufacturer of electric vehicles and energy storage products. From December 2016 to May 2017, Ms. Toledano served as an Advisor to, and from February 2006 to December 2016 as the Chief Talent Officer and Executive Vice President at Electronic Arts Inc. (NASDAQ: EA). From February 2017 to March 2017, she served as a consultant to Slack Technologies, Inc. (NYSE: WORK), a software company. Prior to joining Electronic Arts, from 2002 to 2006, Ms. Toledano served as Chief Human Resources Officer at Siebel Systems, Inc., a supplier of customer software solutions and services. From 1991 to 2002, Ms. Toledano served in various human resources positions at Microsoft Corporation (NASDAQ: MSFT) and Oracle. Ms. Toledano has served as a director of Better.com since April 2021, Bose Corporation since June 2020, Namely, Inc. since February 2019. Prior to her current boards, Ms. Toledano served on the boards of Glu from December 2017 to April 2021, Visier Inc. from May 2014 to January 2021, TalentSky Inc. from January 2015 to January 2019, Jhana Software from November 2016 to July 2017, Jive Software, Inc. from November 2015 to June 2017, Big City Mountaineers Inc. from May 2011 to September 2014, and the Society of Human Resource Management (SHRM) from February 2009 to July 2011. In addition, Ms. Toledano has advised several technology companies in the Human Capital Management space, including Opendoor Technologies Inc. (NASDAQ: OPEN), an online company for transacting in residential real estate, Lucid Holdings, LLC, a market research platform company, Collective Health, Inc., a healthcare platform company, Espresa, Inc., an employee culture benefits platform company, and Betterworks Systems, Inc., an enterprise collaboration platform provider. Ms. Toledano holds a B.A. in modern thought and literature and an M.A. in education from Stanford University. Ms. Toledano’s strong background in gaming and technology management, including her extensive experience as an executive in the Human Resources field of various public companies, and her broad experience as a director of technology companies led the Board to conclude that she should serve on our board of directors.
Number and Terms of Office of Officers and Directors
Our board of directors consists of six members is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Ms. Anderson and Ms. Luthi, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Hughes and Ms. Toledano, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. You and Mr. de Masi, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in
rules and a limited exception, the rules of NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Ms. Anderson, Ms. Hughes and Ms. Luthi serve as members of our audit committee, and Ms. Luthi chairs the audit committee. All members of our audit committee are independent of and unaffiliated with the sponsor and our underwriters.
Each member of the audit committee is financially literate and our board of directors has determined that Ms. Luthi qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K
promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Ms. Anderson, Ms. Hughes and Ms. Luthi serve as members of our compensation committee. Ms. Anderson chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any) evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to the sponsor of $10,000 per month, for up to 18 months (or 21 months, as applicable), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Our compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Ms. Anderson, Ms. Hughes and Ms. Luthi. Ms. Hughes serves as chair of the nominating and corporate governance committee.
We have also adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of dMY; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
Our nominating and corporate governance committee charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us.

Conflicts of Interest
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, which are sponsored by affiliates of the sponsor. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. As a result, it is possible that certain potential acquisition targets, if presented to one of our directors or officers, would not have been presented to us by such director or officer and therefore not considered by us in connection with our search for prospective businesses and assets to acquire in our initial business combination. However, we believe there were no such corporate opportunities that were not presented to us as a result of these provisions of our amended and restated certificate of incorporation. Additionally, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Niccolo de Masi	IonQ, Inc.	Special purpose acquisition company	Director

	Planet Labs PBC	Special purpose acquisition company	Director

	Rush Street Interactive, Inc.	Online casino and sports wagering	Director

	Genius Sports Limited	Sports data and technology company	Director

	June UK Topco Jersey Limited	Online gaming company	Non-Executive Chairman

Gabrielle Toledano	Keystone Strategy LLC	Strategy and economics consulting company	Chief Operating Officer

	Namely, Inc.	Human resources software company	Director

	Bose Corporation	Audio solutions company	Director

	Better.com	Home ownership platform services company	Director

Becky Ann Hughes	Electronic Arts Inc.	Gaming company	Vice President of Growth

	ReSurge International	Non-Profit Organization	Director

Individual	Entity	Entity’s Business	Affiliation
Harry L. You	IonQ, Inc.	Special purpose acquisition company	Director

	Rush Street Interactive, Inc.	Online casino and sports wagering	Director

	GTY Technology Holdings, Inc.	Software as a service company	Vice Chairman

	Broadcom Inc.	Semiconductor manufacturing company	Director

	Genius Sports Limited	Sports data and technology company	Director

Darla Anderson	—	—	—

Francesca Luthi	Assurant	Insurance company	Executive Vice President and Chief Administrative Officer
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our initial stockholders purchased founder shares and private placement warrants prior to our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 5, 2023 (or July 5, 2023, as applicable) or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with the sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with the sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with the sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will the sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on NYSE, we have been paying the sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our third amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may have acquired in our initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account.
Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form
10-K.
On April 16, 2021, our sponsor subscribed for an aggregate 7,187,500 founder shares for a total subscription price of $25,000, or approximately $0.003 per share. Such shares are fully paid, and the cash amount of the subscription price therefor was received on April 27, 2021. On September 24, 2021, our sponsor surrendered to us 2,156,250 founder shares for no consideration, resulting in our sponsor owning 5,031,250 founder shares and increasing the approximate price paid per founder share to $0.005. On September 30, 2021, we increased the size of our initial public offering pursuant to Rule 462(b) under the Securities Act. Therefore, on October 4, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our sponsor owning 6,037,500 founder shares and reducing the approximate price paid per founder share to $0.005, to maintain the ownership of founder shares by our sponsor, on an as-converted
basis, at 20.0% of our issued and outstanding common stock upon the consummation of our initial public offering. All share and per share amounts herein reflect the stock split as if carried out on the date hereof. On October 1, 2021, the underwriters fully exercised their over-allotment option to purchase 3,150,000 units; thus, no founder shares were forfeited. Mr. You, the manager of our sponsor, has voting and investment discretion with respect to the common stock held by the sponsor. Our sponsor intends to transfer 25,000 founder shares to each of Gabrielle Toledano, Darla Anderson, Becky Ann Hughes and Francesca Luthi, our directors, upon the completion of our initial business combination, resulting in our sponsor holding at that time 5,937,500 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 24,150,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering.
The beneficial ownership of our common stock is based on 25,156,250 shares of common stock issued and outstanding as of March 30, 2022, consisting of 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
dMY Sponsor VI, LLC (our sponsor) (3)	6,037,500	20%
Harry L. You (3)	6,037,500	20%
Niccolo de Masi (3)	—	—
Becky Ann Hughes	—	—
Darla Anderson	—	—
Francesca Luthi	—	—
Gabrielle Toledano	—	—
All executive officers, directors and director nominees as a group (six (6) individuals)	6,037,500	20%

(1)	Unless otherwise noted, the business address of each of the following is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.
(2)
Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment.

(3)
dMY Sponsor VI, LLC is the record holder of the shares reported herein. Each of our officers and directors are among the members of dMY Sponsor VI, LLC and Mr. You is the manager of dMY Sponsor VI, LLC. Mr. You has voting and investment discretion with respect to the common stock held of record by dMY Sponsor VI, LLC. Each of our officers and directors other than Mr. You disclaims any beneficial ownership of any shares held by dMY Sponsor VI, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
On April 16, 2021, our sponsor subscribed for an aggregate 7,187,500 founder shares for a total subscription price of $25,000, or approximately $0.003 per share. Such shares are fully paid, and the cash amount of the subscription price therefor was received on April 27, 2021. On September 24, 2021, our sponsor surrendered to us 2,156,250 founder shares for no consideration, resulting in our sponsor owning 5,031,250 founder shares and increasing the approximate price paid per founder share to $0.005. On September 30, 2021, we increased the size of our initial public offering pursuant to Rule 462(b) under the Securities Act. Therefore, on October 4, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our sponsor owning 6,037,500 founder shares and reducing the approximate price paid per founder share to $0.005, to maintain the ownership of founder shares by our sponsor, on an as-converted
basis, at 20.0% of our issued and outstanding common stock upon the consummation of our initial public offering. All share and per share amounts herein reflect the stock split as if carried out on the date hereof. On October 1, 2021, the underwriters fully exercised their over-allotment option to purchase 3,150,000 units; thus, no founder shares were forfeited. Mr. You, the manager of our sponsor, has voting and investment discretion with respect to the common stock held by the sponsor. Our sponsor intends to transfer 25,000 founder shares to each of Gabrielle Toledano, Darla Anderson, Becky Ann Hughes and Francesca Luthi, our directors, upon the completion of our initial business combination, resulting in our sponsor holding at that time 5,937,500 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 24,150,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering.
Our sponsor purchased an aggregate of 6,830,000 private placement warrants, at a price of $1.00 per warrant, or $6,830,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.
We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our sponsor. Commencing on the date our securities were first listed on NYSE, we have been paying the sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
In addition, in order to finance transaction costs in connection with an intended initial business combination or extend our time period for consummating an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $2,415,000 of loans made to extend our time period for consummating an initial business combination may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Registration Rights Agreement
The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of our initial public offering and the shares of Class A common stock underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans and loans made to extend our time period of consummating an initial business combination will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial business combination pursuant to a registration rights agreement signed on the effective date of our initial public offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans and $2,415,000 of time extension funding loans are converted into private placement warrants, we will be obligated to register up to 16,782,500 shares of Class A common stock and 10,745,000 warrants. The number of shares of Class A common stock includes (i) 6,037,500 shares of Class A common stock to be issued upon conversion of the founder shares, (ii) 6,830,000 shares of Class A common stock underlying the private placement warrants, (iii) 1,500,000 shares of Class A common stock underlying the private placement warrants issued upon conversion of working capital loans and (iv) 2,415,000 Class A ordinary shares underlying the private placement warrants to be issued upon conversion of time extension funding loans. The number of warrants includes (i) 6,830,000 private placement warrants, (ii) 1,500,000 private placement warrants issued upon conversion of working capital loans and (iii) 2,415,000 private placement warrants to be issued upon conversion of time extension funding loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Policy of Approval of Related Party Transactions
The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation
S-K
under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length
dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Ms. Anderson, Ms. Hughes, Ms. Luthi and Ms. Toledano is an independent director under applicable NYSE and SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accounting Fees and Services.
The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm from April 16, 2021 (inception) through December 31, 2021. The following is a summary of fees paid to Withum for services rendered:
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Withum for audit fees, inclusive of required filings with the SEC for the period from April 16, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $86,005.
Audit-Related Fees
. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from April 16, 2021 (inception) through December 31, 2021.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any audit-related fees during the period from April 16, 2021 (inception) through December 31, 2021.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Withum any audit-related fees during the period from April 16, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form
10-K:

1.	Financial Statements. Reference is made to the Index to the Financial Statements of the Company included in Item 8 of Part II above.

2.	All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

3.
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

DMY TECHNOLOGY GROUP, INC. VI

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
dMY Technology Group, Inc. VI
Opinion on the Financial Statements
We have audited the accompanying balance sheet of dMY Technology Group, Inc. VI (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 16, 2021 through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 16, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
30
, 2022
PCAOB ID Number 100

DMY TECHNOLOGY GROUP, INC. VI
BALANCE SHEET
December 31, 2021

Assets:
Current assets:
Cash	$646,608
Prepaid expenses	551,731

Total current assets	1,198,339
Investments held in Trust Account	241,515,226

Total Assets	$242,713,565

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$133,088
Accrued expenses	189,477
Franchise tax payable	55,001

Total current liabilities	377,566
Derivative warrant liabilities	25,159,500
Deferred underwriting commissions	8,452,500

Total Liabilities	33,989,566
Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,150,000 shares subject to possible redemption at $10.00 per share	241,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604
Additional paid-in capital	—
Accumulated deficit	(32,776,605)

Total stockholders’ deficit	(32,776,001)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$242,713,565

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENT OF OPERATIONS
For the Period from April 16, 2021 (inception) through December 31, 2021

General and administrative expenses	$394,435
Franchise tax expenses	55,001

Loss from operations	(449,436)
Other expenses (income):
Offering costs associated with derivative warrant liabilities	440,744
Change in fair value of derivative warrant liabilities	13,559,150
Income from investments held in Trust Account	(15,226)

Total other expenses (income)	13,984,668

Net loss	$(14,434,104)

Weighted average shares outstanding of Class A common stock, basic and diluted	8,173,846

Basic and diluted net loss per share, Class A common stock	$(1.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,294,423

Basic and diluted net loss per share, Class B common stock	$(1.07)

The accompanying notes are an integral part of these financial statements
.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Period from April 16, 2021 (inception) through December 31, 2021

	Common Stock		Additional Paid-In		Total
	Class B			Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—April 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	6,037,500	604	24,396	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	2,595,400	—	2,595,400
Accretion for Class A common stock to redemption amount	—	—	(2,619,796)	(18,342,501)	(20,962,297)
Net loss	—	—	—	(14,434,104)	(14,434,104)

Balance—December 31, 2021	6,037,500	$604	$—	$(32,776,605)	$(32,776,001)

The accompanying notes are an integral part of these financial statements
.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENT OF CASH FLOWS
For the Period from April 16, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(14,434,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	440,744
Change in fair value of derivative warrant liabilities	13,559,150
Income from investments held in Trust Account	(15,226)
Changes in operating assets and liabilities:
Prepaid expenses	(551,731)
Accounts payable	22,458
Accrued expenses	104,477
Franchise tax payable	55,001

Net cash used in operating activities	(819,231)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(241,500,000)

Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Repayment of note payable to related party	(74,991)
Proceeds received from initial public offering, gross	241,500,000
Proceeds received from private placement	6,830,000
Offering costs paid	(5,314,170)

Net cash provided by financing activities	242,965,839

Net increase in cash	646,608
Cash—beginning of the period	—

Cash—end of the period	$646,608

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$110,630
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$74,991
Deferred underwriting commissions	$8,452,500
The accompanying notes are an integral part of these financial statements
.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
dMY Technology Group, Inc. VI (previously known as TdMY Technology Group, Inc.) (the “Company”) is a blank check company incorporated in Delaware. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2021relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below).
The Company’s sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.0 million, of which approximately $8.5 million and approximately $440,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,830,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $6.8 million (Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public

Share plus pro rata interest earned in Trust Account). The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to certain of the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Company’s amended and restated certificate of incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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
The Company will have 18 months from the closing of the Initial Public Offering, to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination once by an additional three months (for a total of 21 months to complete an initial Business Combination), provided that, the only way to extend the time available for the Company to consummate its initial Business Combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the Trust Account an amount of $0.10 per share of Class A common stock, or approximately $2.0 million in the aggregate, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Public Stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or April 5, 2023, or 21 months from the closing of the Initial Public Offering, or July 5, 2023, if extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund working capital requirements, and/or to pay for the Company’s taxes (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 ($10.10 per Public Share if the Company elects to extend the time to consummate a Business Combination). In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $647,000 in cash, approximately $15,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $821,000 (not taking into account tax obligations of approximately $55,000 that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $75,000. The Company fully repaid the Note balance on October 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant.
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

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging growth company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair value measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Derivative financial instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at December 31, 2021.
Offering costs associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A common stock subject to possible redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Net income (loss) per common share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 18,905,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock”

	For the period from April 16, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	(8,760,008)	(5,674,096)
Denominator:
Basic and diluted weighted average common shares outstanding	8,173,846	5,294,423

Basic and diluted net loss per common share	$(1.07)	$(1.07)

Recent accounting pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact of electing this standard on its financial statements and related disclosures and does not expect the impact to be material.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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
Each Unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On April 27, 2021, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 2,156,250 shares of Class B common stock for no consideration on September 24, 2021; and (ii) the 1:1.2 stock split on October 4, 2021, resulting in an aggregate of 6,037,500 shares of Class B common stock outstanding. The Initial Stockholders agreed to forfeit up to 787,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on October 5, 2021; thus, these 787,500 Founder Shares were no longer subject to forfeiture.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,830,000 warrants Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $6.8 million.
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Due From Related Party
The Company advanced $60,000 to the Sponsor on October 2, 2021 and recorded such amount in due from related party in the accompanying balance sheet. The Sponsor fully repaid this amount on October 11, 2021.
As a result, the advances are no longer available as of December 31, 2021.
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
As a result, the Note is no longer available as of December 31, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 21 months from the closing of the Initial Public Offering, the Sponsor and its affiliates or designees may, but are not obligated to, loan the Company an amount of $0.10 per share of Class A common stock, or approximately $1.8 million in the aggregate (or approximately $2.0 million in the aggregate if the underwriters exercise their over-allotment option in full) (the “Extension Loan”) to deposit in Trust Account. The Extension Loan will be non-interest
bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $2,415,000 of such Extension Loan may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans.
Administrative Services Agreement
On October 5, 2021, the Company entered into an agreement with the Sponsor, pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company prepaid such fees in full and as of December 31, 2021, the Company had an unused balance of $150,000 in prepaid expenses recorded in the accompanying balance sheet.
The Sponsor, its executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that are made to the Sponsor, the Sponsor’s executive officers or directors, or the Company’s executive officers or directors or their affiliates.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Registration and Stockholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), or warrants that may be issued upon conversion of the Working Capital Loans and loans made to extend our time period of consummating an initial Business Combination , are entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 6. WARRANTS
As of December 31, 2021, the Company has 12,075,000 and 6,830,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as set forth below, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•
if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends notice of redemption to the warrant holders.

The “fair market value” of Class A common stock shall mean the volume weighted average price of Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 24,150,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying balance sheet.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

As of December 31, 2021
Gross proceeds	$241,500,000
Less:
Fair value of Public Warrants at issuance	(7,365,750)
Class A shares issuance costs	(13,596,547)
Plus:
Accretion of carrying value to redemption value	20,962,297

Class A common stock subject to possible redemption	$241,500,000

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 24,150,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the balance sheet (see Note 7).

Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of October 5, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding. Of the
6,037,500
shares of Class B common stock outstanding, up to 787,500 shares of Class B common stock were subject to forfeiture, to the Company by the Initial Stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised their over-allotment option in full on October 5, 2021; thus, these 787,500 shares of Class B common stock were no longer subject to forfeiture.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Class B common stock will never occur on a less than one-for-one
basis.
NOTE 9. FAIR MARKET MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$241,515,103	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$15,939,000	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$9,220,500

(1)	Excludes $123 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2021, when the Public Warrants were separately listed and traded. There were no other transfers between levels for the period from April 16, 2021 (inception) through December 31, 2021.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants were initially estimated using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at December 31, 2021.
The estimated fair value of the Public Warrants and Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation or Black Scholes option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to be zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	At initial issuance
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.69
Volatility	19.1%	11.4%
Risk-free rate	1.27%	1.08%
Dividend yield	0.0%	0.0%
The change in the level 3 fair value of the derivative warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities as of April 16, 2021 (inception)	$—
Issuance of Public Warrants and Private Placement Warrants	11,600,350
Transfer of Public Warrants to Level 1	(7,365,750)
Change in fair value of derivative warrant liabilities—Private Warrants	4,985,900

Balance as of December 31, 2021	$9,220,500

NOTE 10—INCOME TAXES
The income tax provision consists of the following:

For the period from April 16, 2021 (inception) through December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(87,068)
State	—
Valuation allowance	87,068

Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$82,831
Net operating loss carryforwards	4,237

Total deferred tax assets	87,068
Valuation allowance	(87,068)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the valuation allowance was approximately $87,000. As of December 31, 2021, the Company has approximately $4,000 of U.S. federal net operating loss carryforwards, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(19.7)%
Financing costs—derivative warrant liabilities	(0.7)%
Change in valuation allowance	(0.6)%

Income taxes benefit	0.0%

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on September 27, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.4	Warrant Agreement, dated October 5, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

4.5*	Description of Securities.

10.1	Investment Management Trust Agreement, dated October 5, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.2	Registration Rights Agreement, dated October 5, 2021 between the Company, Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.3	Private Placement Warrants Purchase Agreement, dated October 5, 2021 between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.4	Administrative Services Agreement, dated October 5, 2021 between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.5	Letter Agreement, dated October 5, 2021 between the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.6	Indemnity Agreement, dated October 5, 2021, between the Company and Harry L. You (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.7	Indemnity Agreement, dated October 5, 2021, between the Company and Niccolo de Masi (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.8	Indemnity Agreement, dated October 5, 2021, between the Company and Gabrielle Toledano (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.9	Indemnity Agreement, dated October 5, 2021, between the Company and Becky Ann Hughes (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.10	Indemnity Agreement, dated October 5, 2021, between the Company and Darla Anderson (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.11	Promissory Note issued to dMY Sponsor VI, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

10.12	Securities Subscription Agreement between the Registrant and dMY Sponsor VI, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

10.13	Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated September 24, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on September 27, 2021).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	DMY TECHNOLOGY GROUP, INC. VI

	By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer and Director

/s/ Niccolo de Masi Niccolo de Masi	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2022

/s/ Harry L. You Harry L. You	Chairman and Director	March 30, 2022

/s/ Darla Anderson Darla Anderson	Director	March 30, 2022

/s/ Becky Ann Hughes Becky Ann Hughes	Director	March 30, 2022

/s/ Francesca Luthi Francesca Luthi	Director	March 30, 2022

/s/ Gabrielle Toledano Gabrielle Toledano	Director	March 30, 2022