Form 10-Q
period 2022-03-31
dMY Technology Group, Inc. VI
filed 2022-05-16
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	DMYS.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	DMYS	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	DMYS WS	The New York Stock Exchange
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
As of May 16, 2022,
24,150,000 shares of Class A common stock, par value $0.0001 per share, and 6,037,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. VI
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
DMY TECHNOLOGY GROUP, INC. VI
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$287,514	$646,608
Prepaid expenses	458,394	551,731

Total current assets	745,908	1,198,339
Investments held in Trust Account	241,556,291	241,515,226

Total Assets	$242,302,199	$242,713,565

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$639,858	$133,088
Accrued expenses	275,986	189,477
Franchise tax payable	50,050	55,001

Total current liabilities	965,894	377,566
Derivative warrant liabilities	13,044,450	25,159,500
Deferred underwriting commissions	8,452,500	8,452,500

Total Liabilities	22,462,844	33,989,566
Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,150,000 shares subject to possible redemption at $10.00 per share	241,500,000	241,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604	604
Additional paid-in capital	—	—
Accumulated deficit	(21,661,249)	(32,776,605)

Total stockholders’ deficit	(21,660,645)	(32,776,001)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$242,302,199	$242,713,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$976,038
Franchise tax expenses	64,737

Loss from operations	(1,040,775)

Other income:
Change in fair value of derivative warrant liabilities	12,115,050
Interest income on operating account	16
Interest income from investments held in Trust Account	41,065

Total other income	12,156,131

Net income	$11,115,356

Weighted average shares outstanding of Class A common stock, basic and diluted	24,150,000

Basic and diluted net income per share, Class A common stock	$0.37

Weighted average shares outstanding of Class B common stock, basic and diluted	6,037,500

Basic and diluted net income per share, Class B common stock	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	6,037,500	$604	$—	$(32,776,605)	$(32,776,001)
Net income (unaudited)	—	—	—	11,115,356	11,115,356

Balance - March 31, 2022 (unaudited)	6,037,500	$604	$—	$(21,661,249)	$(21,660,645)

The accompanying notes are an integral part of these unaudit
e
d condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$11,115,356
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,115,050)
Interest income from investments held in Trust Account	(41,065)
Changes in operating assets and liabilities:
Prepaid expenses	93,337
Accounts payable	506,770
Accrued expenses	86,509
Franchise tax payable	(4,951)

Net cash used in operating activities	(359,094)

Net decrease in cash	(359,094)
Cash—beginning of the period	646,608

Cash—end of the period	$287,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
dMY Technology Group, Inc. VI (previously known as TdMY Technology Group, Inc.) (the “Company”) is a blank check company incorporated in Delaware on April 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating interest
income on investments held in the Trust Account (as defined below).
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
Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $
10.00 per Public

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company will have 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within
18 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination once by an additional three months (for a total of 21 months to complete an initial Business Combination), provided that the only way to extend the time available for the Company to consummate its initial Business Combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the Trust Account an amount of $
0.10 per share of Class A common stock, or approximately $2.4 million in the aggregate, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Public Stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or April 5, 2023, or 21 months from the closing of the Initial Public Offering, or July 5, 2023, if extended (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund working capital requirements, and/or to pay for the Company’s taxes (“permitted withdrawals”) and up to $
100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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
Going Concern Consideration
As of March 31, 2022, the Company had approximately $288,000 in cash, approximately $56,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $220,000 (including tax obligations of approximately $50,000 that may be paid using investment income earned in Trust Account).
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the liquidity and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 5, 2023. The management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Article 8 and Article 10 of Regulation
S-X.
Accordingly, certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the Company’s audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at March 31, 2022 and December 31, 2021.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses
in the statement of operations. Offering costs allocated to the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 24,150,000
 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Income taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $297,000 and $87,000, respectively, which are presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest income from investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 18,905,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net income	8,892,285	2,223,071
Denominator:
Basic and diluted weighted average common shares outstanding	24,150,000	6,037,500

Basic and diluted net income per common share	$0.37	$0.37

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Due From Related Party
The Company advanced $60,000
 to the Sponsor on October 2, 2021 and recorded such amount in due from related party in the accompanying condensed balance sheets. The Sponsor fully repaid this amount on October 11, 2021. As a result, the advances are no longer available as of March 31, 2022 and December 31, 2021.
Related Party Loans
On April 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $75,000 under the Note and repaid the Note in full on October 4, 2021. As a result, the Note is no longer available as of March 31, 2022 and December 31, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 21 months from the closing of the Initial Public Offering, the Sponsor and its affiliates or designees may, but are not obligated to, loan the Company an amount of $0.10 per share of Class A common stock, or approximately $2.4 million in the aggregate (the “Extension Loan”) to deposit in Trust Account. The Extension Loan will be non-interest bearing
and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $2,415,000 of such Extension Loan may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On October 5, 2021, the Company entered into an agreement with the Sponsor, pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company prepaid such fees in full and as of March 31, 2022 and December 31, 2021, the Company had an unused balance of $120,000 and $150,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. COMMITMENTS AND CONTINGENCIES
Registration and Stockholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), or warrants that may be issued upon conversion of the Working Capital Loans and loan made to extend our time period of consummating an initial Business Combination, are entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 6. WARRANTS
As of March 31, 2022 and December 31, 2021, the Company has 12,075,000 and 6,830,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-tradingday
period ending three trading days before the Company sends notice of redemption to the warrant holders.

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 24,150,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$241,500,000
Less:
Fair value of Public Warrants at issuance	(7,365,750)
Class A shares issuance costs	(13,596,547)
Plus:
Accretion of carrying value to redemption value	20,962,297
Class A common stock subject to possible redemption	$241,500,000
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 24,150,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$241,556,291	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$8,331,750	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$4,712,700
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$241,515,226	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$15,939,000	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$9,220,500

(1)	Includes $ 123 of cash balance held within the Trust Account at March 31, 2022 and December 31, 2021
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
The fair value of the Public Warrants and Private Placement Warrants were initially estimated using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at March 31, 2022 and December 31, 2021.
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation or Black Scholes option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

term of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to be zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.87	$9.82
Volatility	7.7%	19.1%
Expected life (years)	6.01	5.25
Risk-free rate	2.38%	1.27%
Dividend yield	0.0%	0.0%
The change in the level 3 fair value of the derivative warrant liabilities for the three months ended March 31, 2022 is summarized as follows:

Balance as of December 31, 2021 - Level 3	$9,220,500
Change in fair value of derivative warrant liabilities - Private Warrants	(4,507,800)

Balance as of March 31, 2022 (unaudited) - Level 3	$4,712,700

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to dMY Technology Group, Inc. VI. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
As of March 31, 2022, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through March 31, 2022 relates to our formation and our initial public offering, described below. We will not generate any operating revenues until after the completion of the initial business combination, at the earliest. We will generate non-operating income
in the form investment income from the Trust Account.
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
Going Concern Consideration
As of March 31, 2022, we had approximately $288,000 in cash, approximately $56,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $220,000 (including tax obligations of approximately $55,000 that may be paid using investment income earned in Trust Account).
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

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the liquidity and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 5, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Risks and Uncertainties
Our management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income
in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains
and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.
For the three months ended March 31, 2022, we had net income of approximately $11.1 million, which consisted of non-operating gain
of approximately $12.1 million from the change in fair value of the derivative warrant liabilities, approximately $41,000 of interest income from investment income, offset by approximately $976,000 of general and administrative expenses, approximately $65,000 of franchise tax expense.
Contractual Obligations
Administrative Services Agreement
On October 5, 2021, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor $10,000 per month for office space, administrative and support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. We prepaid such fees in full and as of March 31, 2022 and December 31, 2021, we had an unused balance of $120,000 and $150,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.
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

Registration and Stockholder Rights
The holders of Founder Shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants), or warrants that may be issued upon conversion of the working capital loans and loan made to extend our time period of consummating an initial business combination, are entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of our initial public offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Critical Accounting Policies and Estimates
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
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
the end of each reporting period.
We account for the public warrants and private placement warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of public warrants and private placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of public warrants has been measured based on the listed market price of such public warrants. The private placement warrants were measured at fair value using a Black Scholes model at March 31, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.

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
Net Income Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average number of common stock outstanding for the respective period. We have not considered the effect of the public warrants and the private placement warrants to purchase an aggregate of 18,905,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements and Contractual Obligations
As of March 31, 2022, we did not have
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under
Rule 2a-7 under
the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2022, as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on
Form 10-Q that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 30, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16 th
day of May, 2022.

DMY TECHNOLOGY GROUP, INC. VI

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer