Form 10-Q
period 2022-06-30
dMY Technology Group, Inc. VI
filed 2022-08-15
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Act).    Yes  ☒    No  ☐
As of August 15
, 2022, 24,150,000 shares of Class A common stock, par value $0.0001 per share, and 6,037,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. VI
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2022

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
DMY TECHNOLOGY GROUP, INC. VI
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$10,586	$646,608
Prepaid expenses	369,162	551,731

Total current assets	379,748	1,198,339
Investments held in Trust Account	241,936,983	241,515,226

Total Assets	$242,316,731	$242,713,565

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$453,798	$129,982
Accounts payable - related party	72,719	3,106
Accrued expenses	277,628	189,477
Franchise tax payable	100,050	55,001
Income tax payable	64,796	—

Total current liabilities	968,991	377,566
Derivative warrant liabilities	6,805,800	25,159,500
Deferred underwriting commissions	8,452,500	8,452,500

Total Liabilities	15,974,663	33,989,566
Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,150,000 shares subject to possible redemption at $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	241,672,137	241,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604	604
Additional paid-in capital	—	—
Accumulated deficit	(15,583,301)	(32,776,605)

Total stockholders’ deficit	(15,582,697)	(32,776,001)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$242,316,731	$242,713,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

			For the period from
	For the Three Months Ended	For the Six Months Ended	April 16, 2021 (inception)
	June 30, 2022	June 30, 2022	through June 30, 2021

General and administrative expenses	$254,465	$1,245,752	$9,410
Franchise tax expenses	50,000	99,488	—

Loss from operations	(304,465)	(1,345,240)	(9,410)

Other income:
Change in fair value of derivative warrant liabilities	6,238,650	18,353,700	—
Interest income on operating account	4	20	—
Interest income from investments held in Trust Account	380,692	421,757	—

Total other income	6,619,346	18,775,477	—
Net income (loss) before income taxes	6,314,881	17,430,237	(9,410)
Income tax expense	64,796	64,796	—

Net income (loss)	$6,250,085	$17,365,441	$(9,410)

Weighted average shares outstanding of Class A common stock, basic and diluted	24,150,000	24,150,000	—

Basic and diluted net income per share, Class A common stock	$0.21	$0.58	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	6,037,500	6,037,500	5,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.21	$0.58	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Six Months Ended June 30, 2022
					Total
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	6,037,500	$604	$—	$(32,776,605)	$(32,776,001)
Net income (unaudited)	—	—	—	11,115,356	11,115,356

Balance - March 31, 2022 (unaudited)	6,037,500	604	—	(21,661,249)	(21,660,645)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(172,137)	(172,137)
Net income (unaudited)	—	—	—	6,250,085	6,250,085

Balance - June 30, 2022 (unaudited)	6,037,500	$604	$—	$(15,583,301)	$(15,582,697)

	For the period from April 16, 2021 (inception) through June 30, 2021
					Total
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
	Shares	Amount
Balance - April 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	6,037,500	604	24,396	—	25,000
Net loss (unaudited)	—	—	—	(9,410)	(9,410)

Balance - June 30, 2021 (unaudited)	6,037,500	$604	$24,396	$(9,410)	$15,590

(1) This number includes up to 787,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriter exercised its over-allotment option in full on October 5, 2021; thus, these 787,500 Founder Shares were no longer subject to forfeiture (see Note 4).
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

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	For the Six Months Ended	April 16, 2021 (inception)
	June 30, 2022	through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$17,365,441	$(9,410)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,353,700)	—
Interest income from investments held in Trust Account	(421,757)	—
Changes in operating assets and liabilities:
Prepaid expenses	182,569	—
Accounts payable	323,816	7,469
Accounts payable - related party	69,613
Accrued expenses	88,151	—
Franchise tax payable	45,049	1,941
Income tax payable	64,796	—

Net cash used in operating activities	(636,022)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor		25,000

Net cash provided by financing activities	—	25,000

Net change in cash	(636,022)	25,000
Cash - beginning of the period	646,608	—

Cash - end of the period	$10,586	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$153,590
Offering costs included in accrued expenses	$—	$25,000
Offering costs paid by related party under promissory note	$—	$74,991
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company generates non-operating interest income
on investments held in the Trust Account (as defined below).
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern Consideration
As of June 30, 2022, the Company had approximately $11,000 in cash, approximately $437,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $589,000 (including tax obligations of approximately $165,000 that may be paid using investment income earned in Trust Account).
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans
. In July 2022, the Company’s officers provided an aggregate of $140,000 of Working Capital Loans to the Company.
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
certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each
balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at June 30, 2022 and December 31, 2021.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.
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
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $344,000 and $87,000, respectively, which are presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest income from investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

					For the period from
	For the Three Months Ended		For the Six Months Ended		April 16, 2021 (inception)
	June 30, 2022		June 30, 2022		through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$5,000,068	$1,250,017	$13,892,353	$3,473,088	$—	$(9,410)
Denominator:
Basic and diluted weighted average common shares outstanding	24,150,000	6,037,500	24,150,000	6,037,500	—	5,250,000

Basic and diluted net income (loss) per common share	$0.21	$0.21	$0.58	$0.58	$—	$(0.00)

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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Due From Related Party
The Company advanced $60,000 to the Sponsor on October 2, 2021 and recorded such amount in due from related party in the accompanying condensed balance sheets. The Sponsor fully repaid this amount on October 11, 2021. As a result, the advances are no longer available as of June 30, 2022 and December 31, 2021.
Related Party Loans
On April 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and
payable upon the completion of the Initial Public Offering. The Company borrowed approximately $75,000 under the Note and repaid the Note in full on October 4, 2021. As a result, the Note is no longer available as of June 30, 2022 and December 31, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

In July 2022, the Company’s officers provided an aggregate of $140,000 of Working Capital Loans to the Company.
As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 21 months from the closing of the Initial Public Offering, the Sponsor and its affiliates or designees may, but are not obligated to, loan the Company an amount of $0.10 per share of Class A common stock, or approximately $2.4 million in the aggregate (the “Extension Loan”) to deposit in Trust Account. The Extension Loan will be non-interest bearing and
payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $2,415,000 of such Extension Loan may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
On October 5, 2021, the Company entered into an agreement with the Sponsor, pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 in connection with such fees during the three and six months ended June 30, 2022, respectively, in the accompanying condensed statements of operations. The Company prepaid such fees in full and as of June 30, 2022 and December 31, 2021, the Company had an unused balance o
f $90,000 and $150,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.
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
NOTE 6. WARRANTS
As of June 30, 2022 and December 31, 2021, the Company has 12,075,000 and 6,830,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 24,150,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$241,500,000
Less:
Fair value of Public Warrants at issuance	(7,365,750)
Class A shares issuance costs	(13,596,547)
Plus:
Accretion of carrying value to redemption value	20,962,297

Class A common stock subject to possible redemption - December 31, 2021	$241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	172,137

Class A common stock subject to possible redemption - June 30, 2022	$241,672,137

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 24,150,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$241,936,983	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$4,347,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,458,800
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$241,515,226	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$15,939,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$9,220,500

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Includes $1,019 and $123 of cash balance held within the Trust Account at June 30, 2022 and December 31, 2021, respectively.
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
The fair value of the Public Warrants and Private Placement Warrants were initially estimated using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at June 30, 2022 and December 31, 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.78	$9.82
Volatility	3.4%	19.1%
Expected life (years)	5.76	5.25
Risk-free rate	2.98%	1.27%
Dividend yield	0.0%	0.0%
The change in the level 3 fair value of the derivative warrant liabilities for the three months ended June 30, 2022 is summarized as follows:

Balance as of December 31, 2021 - Level 3	$9,220,500
Change in fair value of derivative warrant liabilities - Private Warrants	(4,507,800)

Balance as of March 31, 2022 (unaudited) - Level 3	$4,712,700
Change in fair value of derivative warrant liabilities - Private Warrants	(2,253,900)

Balance as of June 30, 2022 (unaudited) - Level 3	$2,458,800

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
In July 2022, the Company’s officers provided an aggregate of $140,000 of Working Capital Loans to the Company.

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
As of June 30, 2022, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through June 30, 2022 relates to our formation and our initial public offering, described below. We will not generate any operating revenues until after the completion of the initial business combination, at the earliest. We will generate non-operating income in
the form investment income from the Trust Account.
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
Going Concern Consideration
As of June 30, 2022, we had approximately $11,000 in cash, approximately $437,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $337,000 (including tax obligations of approximately $165,000 that may be paid using investment income earned in Trust Account).
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
In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. As of June 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans. In July 2022, our officers provided an aggregate of $140,000 of Working Capital Loans to us.

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
Results of Operations
Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination.
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
For the three months ended June 30, 2022, we had net income of approximately $6.3 million, which consisted of non-operating gain of
approximately $6.2 million from the change in fair value of the derivative warrant liabilities, approximately $381,000 of interest income from investment income, offset by approximately $254,000 of general and administrative expenses, approximately $50,000 of franchise tax expense and approximately $65,000 in income tax expense.
For the six months ended June 30, 2022, we had net income of approximately $17.4 million, which consisted of non-operating gain of
approximately $18.3 million from the change in fair value of the derivative warrant liabilities, approximately $422,000 of interest income from investment income, offset by approximately $1.2 million of general and administrative expenses, approximately $100,000 of franchise tax expense and approximately $65,000 in income tax expense.
For the period from April 16, 2021 (inception) through June 30, 2021, we had net loss of approximately $9,000, which resulted solely from general and administrative expenses.

Contractual Obligations
Administrative Services Agreement
On October 5, 2021, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor $10,000 per month for office space, administrative and support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $60,000 in connection with such fees during the three and six months ended June 30, 2022, respectively, in the accompanying condensed statements of operations. We prepaid such fees in full and as of June 30, 2022 and December 31, 2021, we had an unused balance of $90,000 and $150,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.
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
end of each reporting period.
We account for the public warrants and private placement warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each
balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of public warrants and private placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of public warrants has been measured based on the listed market price of such public warrants. The private placement warrants were measured at fair value using a Black Scholes model at June 30, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption
We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.
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
Off-Balance Sheet
Arrangements and Contractual Obligations
As of June 30, 2022, we did not
have any off-balance sheet arrangements
as defined in Item 303(a)(4)(ii)
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has
materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Use of Proceeds
Of the gross proceeds received from the Initial Public Offering and the sale of Private Placement Warrants, $ 241,500,000 was placed in the Trust Account.Transaction costs of the Initial Public Offering amounted to $14 million consisting of $4.8 million of underwriting discounts and commissions, $8.5 million of deferred underwriting discounts and commissions, and $0.4 million of other offering costs.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2022.

DMY TECHNOLOGY GROUP, INC. VI

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer