Form 10-Q
period 2022-09-30
dMY Technology Group, Inc. VI
filed 2022-11-10
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

10
, 2022, 24,150,000 shares of Class A common stock, par value $0.0001 per share, and 6,037,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. VI

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 16, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three nine months ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for nine months ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements
DMY TECHNOLOGY GROUP, INC. VI
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$26,191	$646,608
Prepaid expenses	282,753	551,731

Total current assets	308,944	1,198,339
Investments held in Trust Account	242,947,661	241,515,226

Total Assets	$243,256,605	$242,713,565

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$641,734	$129,982
Accounts payable - related party	136,598	3,106
Accrued expenses	144,215	189,477
Convertible working capital loans - related party	144,982	—
Franchise tax payable	150,050	55,001
Income tax payable	266,841	—

Total current liabilities	1,484,420	377,566
Derivative warrant liabilities	9,074,400	25,159,500
Deferred underwriting commissions	8,452,500	8,452,500

Total Liabilities	19,011,320	33,989,566
Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,150,000 shares subject to possible redemption at $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	242,430,770	241,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604	604
Additional paid-in capital	—	—
Accumulated deficit	(18,186,089)	(32,776,605)

Total stockholders’ deficit	(18,185,485)	(32,776,001)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$243,256,605	$242,713,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended	For the period from April 16, 2021 (inception)
	2022	2021	September 30, 2022	through September 30, 2021
General and administrative expenses	$329,209	$3,526	$1,574,961	$10,996
Franchise tax expenses	50,000	89,946	149,488	91,886

Loss from operations	(379,209)	(93,472)	(1,724,449)	(102,882)

Other income:
Change in fair value of derivative liabilities - warrants	(2,268,600)	—	16,085,100	—
Change in fair value of derivative liabilities - working capital loan option	(4,562)	—	(4,562)	—
Interest expense	(420)	—	(420)	—
Interest income on operating account	3	—	23	—
Interest income from investments held in Trust Account	1,010,678	—	1,432,435	—

Total other income	(1,262,901)	—	17,512,576	—

Net income (loss) before income taxes	(1,642,110)	(93,472)	15,788,127	(102,882)
Income tax expense	202,045	—	266,841	—

Net income (loss)	$(1,844,155)	$(93,472)	$15,521,286	$(102,882)

Weighted average shares outstanding of Class A common stock, basic and diluted	24,150,000	—	24,150,000	—

Basic and diluted net income (loss) per share, Class A common stock	$(0.06)	$—	$0.51	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	6,037,500	5,250,000	6,037,500	5,250,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.06)	$(0.02)	$0.51	$(0.02)

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	6,037,500	$604	$—	$(32,776,605)	$(32,776,001)
Net income	—	—	—	11,115,356	11,115,356

Balance - March 31, 2022 (unaudited)	6,037,500	604	—	(21,661,249)	(21,660,645)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(172,137)	(172,137)
Net income	—	—	—	6,250,085	6,250,085

Balance - June 30, 2022 (unaudited)	6,037,500	$604	$—	$(15,583,301)	$(15,582,697)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(758,633)	(758,633)
Net loss	—	—	—	(1,844,155)	(1,844,155)

Balance - September 30, 2022 (unaudited)	6,037,500	$604	$—	$(18,186,089)	$(18,185,485)

	For the period from April 16, 2021 (inception) through September 30, 2021
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	6,037,500	604	24,396	—	25,000
Net loss	—	—	—	(9,410)	(9,410)

Balance - June 30, 2021 (unaudited)	6,037,500	604	24,396	(9,410)	15,590
Net loss	—	—	—	(93,472)	(93,472)

Balance - September 30, 2021 (unaudited)	6,037,500	$604	$24,396	$(102,882)	$(77,882)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the period from April 16, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$15,521,286	$(102,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest expense	420	—
Change in fair value of derivative liabilities - embedded derivative	4,562	—
Change in fair value of derivative liabilities - warrants	(16,085,100)	—
Interest income from investments held in Trust Account	(1,432,435)	—
Changes in operating assets and liabilities:
Prepaid expenses	268,978	—
Accounts payable	511,752	7,469
Accounts payable - related party	133,492
Accrued expenses	(45,262)	—
Franchise tax payable	95,049	91,886
Income tax payable	266,841	—

Net cash used in operating activities	(760,417)	(3,527)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from convertible working capital loan	140,000	—

Net cash provided by financing activities	140,000	25,000

Net change in cash	(620,417)	21,473
Cash - beginning of the period	646,608	—

Cash - end of the period	$26,191	$21,473

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$290,781
Offering costs included in accrued expenses	$—	$63,250
Offering costs paid by related party under promissory note	$—	$74,991
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
Going Concern Consideration
As of September 30, 2022, the Company had approximately $26,000 in cash, approximately $1.4 million of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $1.2 million (including tax obligations of approximately $417,000 that may be paid using investment income earned in Trust Account).
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of September 30, 2022 and December 31, 2021, the Company borrowed $140,000 and $0 under the Working Capital Loans, respectively. In October 2022, the Company borrowed an additional amount of $75,000, for an aggregate of $215,000 outstanding under the Working Capital Loans.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Article 8 and Article 10 of Regulation
S-X.
Accordingly, certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance
sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The
Privat
e Placement Warrants were measured at fair value using a Black Scholes model at September 30, 2022 and December 31, 2021.
Working Capital Loan Option
In July 2022, certain of the Company’s officers loaned the Company an aggregate of $140,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle may be converted into that number of warrants equal to the outstanding principle of the note divided by $1.00. The option (“Working Capital Loan Option”) to convert the Working Capital Loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s condensed statements of operations each reporting period until the loan is repaid or converted. As of September 30, 2022, the fair value of the Working Capital Loan Option was approximately $6,000 (see Note 9).
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $344,000 and $87,000, respectively, which are presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be
sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest income from investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022 (unaudited)		September 30, 2022 (unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(1,475,324)	$(368,831)	$12,417,029	$3,104,257
Denominator:
Basic and diluted weighted average common shares outstanding	24,150,000	6,037,500	24,150,000	6,037,500

Basic and diluted net income (loss) per common share	$(0.06)	$(0.06)	$0.51	$0.51

			For the period from
	For the Three Months Ended		April 16, 2021 (inception)
	September 30, 2021 (unaudited)		through September 30, 2021 (unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$—	$(93,472)	$—	$(102,882)
Denominator:
Basic and diluted weighted average common shares outstanding	—	5,250,000	—	5,250,000

Basic and diluted net loss per common share	$—	$(0.02)	$—	$(0.02)

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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On April 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $75,000 under the Note and repaid the Note in full on October 4, 2021. As a result, the Note is no longer available as of September 30, 2022 and December 31, 2021.
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
In July 2022, certain of the Company’s officers loaned the Company an aggregate of $140,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle may be converted into that number of warrants equal to the outstanding principle of the note divided by $1.00. Upon funding of the loan, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $1,400 as a debt discount, which is classified as a component of the Working Capital Loan and amortized to interest expense over the expected term of the loan. For the three and nine months ended September 30, 2022, the Company amortized approximately $420 of the debt discount, classified as interest expense in the accompanying condensed statements of operations in both periods.
As of September 30, 2022, the Company had $140,000 borrowings outstanding under the Working Capital Loans. A reconciliation of the carrying value and the principal value, as of September 30, 2022, follows:

September 30, 2022
Principal value of convertible working capital loan	$140,000
Fair value of embedded derivative - working capital loan	5,968
Debt discount	(986)

Carrying value of convertible working capital loan - related party	$144,982

In October 2022, the Company borrowed an additional amount of $75,000 from certain of its officers, for an aggregate of $215,000 outstanding under the Working Capital Loans.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
On October 5, 2021, the Company entered into an agreement with the Sponsor, pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 in connection with such fees during the three and nine months ended September 30, 2022, respectively, in the accompanying condensed statements of operations. The Company prepaid such fees in full and as of September 30, 2022 and December 31, 2021, the Company had an unused balance of $60,000 and $150,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.
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
NOTE 6. WARRANTS
As of September 30, 2022 and December 31, 2021, the Company has 12,075,000 and 6,830,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 24,150,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$241,500,000
Less:
Fair value of Public Warrants at issuance	(7,365,750)
Class A shares issuance costs	(13,596,547)
Plus:
Accretion of carrying value to redemption value	20,962,297

Class A common stock subject to possible redemption - December 31, 2021	$241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	930,770

Class A common stock subject to possible redemption - September 30, 2022	$242,430,770

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 24,150,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding.
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

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$242,947,661	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,796,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$3,278,400
Derivative liabilities - working capital loan option	$—	$—	$5,968
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$241,515,226	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$15,939,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$9,220,500

(1)	Includes $646 and $123 of cash balance held within the Trust Account at September 30, 2022 and December 31, 2021, respectively.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2021, when the Public Warrants were separately listed and traded.

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and Private Placement Warrants were initially estimated using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at September 30, 2022 and December 31, 2021. The Company’s Working Capital Loan Option is valued using a probability-weighted Black Scholes option pricing model. For the three and nine months ended September 30, 2022, the Company recognized a change to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $2.3 million and $16.1 million, respectively, presented in the accompanying statements of operations.
The estimated fair value of the Private Placement Warrants and Working Capital Loan Option is determined using Level 3 inputs. Inherent in a Monte Carlo simulation or Black Scholes option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on
the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to be zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:
Private Warrants

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.96	$9.82
Volatility	5.20%	19.1%
Expected life (years)	5.50	5.25
Risk-free rate	3.96%	1.27%
Dividend yield	0.0%	0.0%
Working Capital Loan Option

	As of September 30, 2022	Initial issuance
Strike price of debt conversion	$1.00	$1.00
Volatility	42.8%	53.4%
Expected life (years)	0.50	0.72
Risk-free rate	3.84%	2.83%
Dividend yield	0.0%	0.0%
The change in the level 3 fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2022 is summarized as follows:

Balance as of December 31, 2021 - Level 3	$9,220,500
Change in fair value of derivative warrant liabilities - Private Warrants	(4,507,800)

Balance as of March 31, 2022 (unaudited) - Level 3	4,712,700
Change in fair value of derivative warrant liabilities - Private Warrants	(2,253,900)

Balance as of June 30, 2022 (unaudited) - Level 3	2,458,800
Change in fair value of derivative warrant liabilities - Private Warrants	819,600

Balance as of September 30, 2022 (unaudited) - Level 3	$3,278,400

DMY TECHNOLOGY GROUP, INC. VI
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Working Capital Loan Option measured with Level 3 inputs for the three and nine months ended September 30, 2022 is summarized as follows:

Balance as of December 31, 2021	$—
Initial fair value of the Working Capital Loan Option in July 2022	1,406
Change in fair value of the Working Capital Loan Option	4,562

Balance as of September 30, 2022	5,968

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
In October 2022, the Company’s officers provided an aggregate of $75,000 of Working Capital Loans to the Company.

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

As of September 30, 2022, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2022 relates to our formation and our initial public offering, described below. We will not generate any operating revenues until after the completion of the initial business combination, at the earliest. We will generate non-operating income in the form investment income from the Trust Account.

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

Going Concern Consideration

As of September 30, 2022, we had approximately $26,000 in cash, approximately $1.4 million of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $1.2 million (including tax obligations of approximately $417,000 that may be paid using investment income earned in Trust Account).

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. As of September 30, 2022 and December 31, 2021, we borrowed $140,000 and $0 under the Working Capital Loans, respectively. In October 2022, we borrowed an additional amount of $75,000, for an aggregate of $215,000 outstanding under the Working Capital Loans.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination.

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

For the three months ended September 30, 2022, we had net loss of approximately $1.8 million, which consisted of approximately $329,000 general and administrative expenses, $50,000 of franchise tax expense, approximately $202,000 in income tax expense, and non-operating gain of approximately $2.3 million from the change in fair value of the derivative liabilities, partially offset by approximately $1.0 million of interest income from investment income.

For the nine months ended September 30, 2022, we had net income of approximately $15.5 million, which consisted of non-operating gain of approximately $16.1 million from the change in fair value of the derivative liabilities, approximately $1.4 million of interest income from investment income, partially offset by approximately $1.6 million of general and administrative expenses, approximately $150,000 of franchise tax expense and approximately $267,000 in income tax expense.

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

Contractual Obligations

Administrative Services Agreement

On October 5, 2021, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor $10,000 per month for office space, administrative and support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $90,000 in connection with such fees during the three and nine months ended September 30, 2022, respectively, in the accompanying condensed statements of operations. We prepaid such fees in full and as of September 30, 2022 and December 31, 2021, we had an unused balance of $60,000 and $150,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.

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

We account for the public warrants and private placement warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of public warrants and private placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of public warrants has been measured based on the listed market price of such public warrants. The private placement warrants were measured at fair value using a Black Scholes model at September 30, 2022 and December 31, 2021.

Working Capital Loan Option

In July 2022, certain of our officers loaned us an aggregate of $140,000 to be used for a portion of our expenses. At the option of our Sponsor, the outstanding principle may be converted into that number of warrants equal to the outstanding principle of the note divided by $1.00. The option (“Working Capital Loan Option”) to convert the Working Capital Loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our condensed statements of operations each reporting period until the loan is repaid or converted. As of September 30, 2022, the fair value of the Working Capital Loan Option was approximately $6,000.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 and subsequent Quarterly Reports on Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial Business Combination, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

DMY TECHNOLOGY GROUP, INC. VI

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer