Form 10-K
period 2022-12-31
dMY Technology Group, Inc. VI
filed 2023-03-03
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Class A common stock held by non-affiliates
was approximately $236,187,000 (based on the closing price of the shares of Class A common stock of $9.78). The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 5, 2021 and the registrant’s common stock began separate trading on NYSE on November 22, 2021.
As of March 3, 2023
, there were 24,150,000 shares of Class A common stock, par value $0.0001, and 6,830,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.
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

Item 1. Business.

Introduction

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “initial business combination.” While we may pursue an acquisition opportunity in any industry or sector, we are focused on identifying a business combination target within the mobile application ecosystem or gaming, enterprise cloud and consumer internet companies with enterprise valuations in the range of $1 billion to $3 billion, though our search may span many consumer software segments worldwide. We are specifically focused on companies that have created compelling experiences with significant growth in segments such as gaming, enterprise cloud, entertainment, education, e-commerce, dating and health and wellness We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

As of December 31, 2022, there was approximately $245.0 million in investments held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $800,000, and an aggregate of approximately $1,000 of cash held outside the trust account. As of December 31, 2022, we have not withdrawn any interest earned from the trust account to pay taxes.

Proposed Business Combination

On December 22, 2022, we entered into a Share Purchase Agreement with Rain Enhancement Technologies, Inc., a Delaware corporation (“Rainwater Tech”) and Rainwater, LLC, Michael Nefkens and Keri Waters (together referred to as the “Sellers”) and Rainwater, LLC, solely in its capacity as Sellers’ representative, pursuant to which, dMY VI will acquire Rainwater Tech and Rainwater Tech will become a wholly owned subsidiary of dMY VI, and dMY VI will change its name to “Rain Enhancement Technologies, Inc.” as fully disclosed in the Current Report on Form 8-K filed with the SEC on December 22, 2022.

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

Redemption Rights for Holders of Public Shares upon Consummation of the Initial Business Combination

We are providing our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriters. Our sponsor and the Company’s officers and the other holders of founder shares immediately prior to our initial public offering (the “initial stockholders”) have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of the initial business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Our initial stockholders have also agreed to waive their right to a conversion price adjustment with respect to any shares of our common stock they may hold in connection with the consummation of an initial business combination.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” we have until April 5, 2023 (or July 5, 2023, as applicable) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 5, 2023 (or July 5, 2023, as applicable).

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

We target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

Holders

As of March 3, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

As of December 31, 2022, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2022 relates to our formation and our initial public offering, described below and, since the closing of the initial public offering, the search for and efforts toward completing an initial business combination. We will not generate any operating revenues until after the completion of the initial business combination, at the earliest. We will generate non-operating income in the form investment income from the trust account.

Our sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on September 30, 2021. On October 5, 2021, we consummated our initial public offering of 24,150,000 units, including 3,150,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $15.0 million, of which approximately $8.5 million was for deferred underwriting commissions, which was later entirely waived on November 18, 2022, and approximately $440,000 was for offering costs allocated to derivate warrant liabilities.

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

Proposed Business Combination

On December 22, 2022, we (the “Purchaser” or “dMY VI”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Rain Enhancement Technologies, Inc., a Delaware corporation (“Rainwater Tech”) and Rainwater, LLC, Michael Nefkens and Keri Waters (together referred to as the “Sellers”) and Rainwater, LLC, solely in its capacity as Sellers’ Representative, pursuant to which, dMY VI will acquire Rainwater Tech and Rainwater Tech will become a wholly owned subsidiary of dMY VI, and dMY VI will change its name to “Rain Enhancement Technologies, Inc. (the “Merger”), as fully disclosed in the Current Report on Form 8-K filed with the SEC on December 22, 2022.

Going Concern Consideration

As of December 31, 2022, we had approximately $1,000 in cash, approximately $3.5 million of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $3.8 million (including tax obligations of approximately $800,000 that may be paid using investment income earned in Trust Account).

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. As of December 31, 2022 and 2021, we borrowed $295,000 and $0 under the Working Capital Loans, respectively. In January 2023, we borrowed an additional amount of $86,000, for an aggregate of $381,000 outstanding under the Working Capital Loans.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the liquidity and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 5, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination.

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

For the year ended December 31, 2022, we had net income of approximately $30.4 million, which consisted of approximately $3.4 million of interest income from operating account and investment held in trust account, and non-operating gains of approximately $23.1 million of change in fair value of the derivative liabilities and approximately $8.5 million of gain from extinguishment of deferred underwriting commissions, partially offset by approximately $3.7 million of general and administrative expenses, approximately $204,000 of franchise tax expense, approximately $3,000 of interest expense, and approximately $681,000 of income tax expense.

For the period from April 16, 2021 (inception) through December 31, 2021, we had net loss of approximately $14.4 million, which consisted of approximately $394,000 of general and administrative expenses, approximately $55,000 of franchise tax expense, non-operating losses of approximately $13.6 million from the change in fair value of the derivative warrant liabilities and approximately $441,000 of offering costs associated with derivative warrant liabilities, offset by approximately $15,000 of interest income from investments held in the trust account.

Contractual Obligations

Administrative Services Agreement

On October 5, 2021, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor $10,000 per month for office space, administrative and support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. We recorded $120,000 and $30,000 in connection with such fees during the year ended December 31, 2022 and 2021, respectively, in the accompanying statements of operations. We prepaid such fees in full and as of December 31, 2022 and 2021, we had an unused balance of $30,000 and $150,000 in prepaid expenses recorded in the accompanying balance sheets, respectively.

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

Underwriting Agreement

In connection with our initial public offering, the underwriters were entitled to (i) an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of our initial public offering, and (ii) an additional fee of $0.35 per unit, or approximately $8.5 million in the aggregate will be payable the underwriters for deferred underwriting commissions. The deferred fee will become payable to certain of the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

On November 18, 2022, we received a formal letter from Goldman Sachs & Co. LLC (“Goldman Sachs”), the underwriter in our initial public offering, advising that it had waved any entitlement it may have to the deferred underwriting commissions of approximately $8.5 million in respect of any business combination. During the year ended December 31, 2022, we derecognized the deferred underwriting commission of approximately $8.5 million and recorded such extinguishment of liability as income in the accompanying statements of operations.

On December 20, 2022, we engaged Needham & Company, LLC (“Needham”) as our exclusive financial advisor and as our exclusive placement agent in connection with the possible Merger with Rainwater Tech. We agreed to pay Needham fees to be mutually agreed upon at a later date (“Advisor Fee”), solely in the event that we complete our business combination. As of December 31, 2022, we determined that a business combination is not considered probable. If the fee is determined to be a transaction cost for the business combination then the amount payable to Needham may be accounted for as an expense in the period the liability is recorded.

Critical Accounting Estimates

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age*	Position
Niccolo de Masi	42	Chief Executive Officer and Director
Harry L. You	63	Chairman
Darla Anderson	66	Director
Becky Ann Hughes	42	Director
Francesca Luthi	47	Director
Gabrielle Toledano	56	Director

Niccolo de Masi has been our Chief Executive Officer and a director since April 16, 2021. Mr. de Masi is also a director of IonQ, Inc. (NYSE: IONQ), Planet Labs PBC (NYSE: PL) (“Planet Labs”), Rush Street Interactive, Inc. (NYSE: RSI) and Genius Sports Limited (NYSE: GENI). Mr. de Masi is also the non-executive chairman of June UK Topco Jersey Limited, of which Jagex Limited is a wholly-owned indirect subsidiary and Co-Chief Executive Officer and Director of dMY Squared Technology Group, Inc. (“dMY Squared”) which is a special purpose acquisition company. Mr. de Masi was a member of the board of directors of Glu Mobile, Inc. (Nasdaq: GLUU) (“Glu”), from January 2010 to April 2021, and served as chairman from December 2014 to April 2021, as interim chairman from July 2014 to December 2014 and as president and chief executive officer from January 2010 to November 2016. Mr. de Masi was the chief innovation officer at Resideo Technologies, Inc. (NYSE: REZI) from February 2019 to March 2020, a member of its board of directors from October 2018 until January 2020, and was president of products and solutions from February 2019 until January 2020. Mr. de Masi served as the president of Essential from November 2016 to October 2018. Mr. de Masi served on the board of directors of Xura and its audit committee from November 2015 until August 2016. From 2008 to 2009, Mr. de Masi led Hands-On Mobile as its chief executive officer. From 2004 to 2007, Mr. de Masi was the chief executive officer of Monstermob. Mr. de Masi serves on the Leadership Council of the UCLA Grand Challenges. Mr. de Masi received his B.A. and MSci. degrees in physics from Cambridge University. Mr. de Masi’s qualifications to serve on our board of directors include his extensive leadership experience in public technology companies, his track record in our target industries and his network of contacts in the technology sector.

Harry L. You has been our Chairman and a Director since April 16, 2021. Mr. You is Chairman of the Audit Committees at IonQ (since October 2021) and Coupang, Inc. (since March 2021). He has also been on the Audit Committee of Broadcom since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Mr. You served as the Executive Vice President of EMC Corporation (formerly NYSE: EMC) (“EMC”) in the Office of the Chairman from 2008 to 2016. In September 2016, Mr. You founded GTY Technology Holdings, Inc. (“GTY”) (Nasdaq: GTYH), in which Mr. You served as its Co-Founder, President, Chief Financial Officer and Director until February 2019 when GTY consummated its initial business combination. He then served as GTY’s President from February 2019 to May 2019, as its Chief Financial Officer from February 2019 through August 2019, and served as its Vice Chairman from May 2019 until GTY’s sale in July 2022. Mr. You served as a Director of Korn/Ferry International from 2004 to October 2016 and as Chairman of the Audit Committee of Evercore Wealth Management from 2005 to 2007. Mr. You has been a trustee of the U.S. Olympic Committee Foundation since August 2016. Mr. You was Chief Executive Officer of BearingPoint (formerly KPMG Consulting) from 2005 to 2007. He also served as BearingPoint’s interim Chief Financial Officer from 2005 to 2006. From 2004 to 2005, Mr. You served as Executive Vice President and Chief Financial Officer of Oracle Corporation (NYSE: ORCL) (“Oracle”) and was also a member of the Board of Directors of Oracle Japan. From 2001 to 2004, Mr. You served as Chief Financial Officer of Accenture, being voted #1 CFO by Institutional Investor. Mr. You previously spent fourteen years on Wall Street, including serving as a Managing Director in the Investment Banking Division of Morgan Stanley, where he headed the Computer and Business Services Group. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. Mr. You’s qualifications to serve on our Board of Directors include his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY and five other special purpose acquisition companies (dMY I, dMY II, dMY III, dMY IV, and dMY Squared).

Darla K. Anderson has served as a member of our board of directors since September 30, 2021. Ms. Anderson is an Academy Award and Golden Globe winning feature film producer. Ms. Anderson is a Director of dMY Squared. From 1993 to March 2018, Ms. Anderson was a producer at Pixar Animation Studios, where she produced films such as “Coco,” “Toy Story 3,” “Cars,” “A Bug’s Life,” “Monsters, Inc.” Following her tenure at Pixar, Ms. Anderson joined Netflix as a producer. Ms. Anderson was elected to the Producers Council Board of the Producers Guild of America in July 2008. Prior to joining Pixar, Ms. Anderson worked with Angel Studios as the executive producer of their commercial division. Ms. Anderson served as a member of the board of directors of Glu from March 2019 to April 2021. Ms. Anderson holds a Bachelor of Arts degree in Environmental Science from San Diego State University. Ms. Anderson’s qualifications to serve on our board of directors include her substantial leadership experience in the entertainment industry.

Becky Ann Hughes has served as a member of our board of directors since September 30, 2021. Ms. Hughes currently serves as Vice President of Strategic Growth for Electronic Arts Inc. (“EA”). Her primary responsibilities include setting long range strategy planning, guiding investment decisions, and transformation across the EA portfolio. Prior to her current role, Ms. Hughes served as a public officer and Senior Vice President of Growth for Glu, reporting to the Chief Executive Officer. Prior to this, Ms. Hughes served as Vice President & General Manager of the GluPlay Studio, leading the product vision for new games and live operations including the products Diner DASH, Cooking DASH, and Restaurant DASH with Gordon Ramsay. Prior to Glu, Becky Ann led data-driven transformation in both the gaming and restaurant industries. At PlayFirst, Inc., the originator of the “DASH” franchise, she served as Vice President & Co-Head of Studio, leading a business model change from premium to free-to-play and a platform transition from PC to mobile devices. Ms. Hughes holds a Bachelor of Science degree in Business from San Jose State University and an MBA from The Wharton School at the University of Pennsylvania. Ms. Hughes’s qualifications to serve on the board of directors include her extensive and varied experience as an accomplished technology executive, with over 17 years of experience leading transformational change across multiple industries, teams, and business models with a special focus on data-driven, customer-centric strategies and building strong connections with consumers and more than 11 years in the free-to-play mobile games industry.

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

Gabrielle Toledano has served as a member of our board of directors since April 16, 2021. Since March 2021 and from January 2020 to January 2021, Ms. Toledano has served as Chief Operating Officer at Keystone Strategy LLC, a strategy and economics consulting firm. From January 2021 to March 2021, Ms. Toledano served as Chief Talent Officer of ServiceNow Inc., a software company. Prior to that, Ms. Toledano served as an Executive in Residence for Comcast Ventures LLC, a corporate venture capital firm, from January 2019 to December 2019. From May 2017 to October 2018, Ms. Toledano served as the Chief People Officer of Tesla Inc. (NASDAQ: TSLA), a manufacturer of electric vehicles and energy storage products. From December 2016 to May 2017, Ms. Toledano served as an Advisor to, and from February 2006 to December 2016 as the Chief Talent Officer and Executive Vice President at Electronic Arts Inc. (NASDAQ: EA). From February 2017 to March 2017, she served as a consultant to Slack Technologies, Inc. (NYSE: WORK), a software company. Prior to joining Electronic Arts, from 2002 to 2006, Ms. Toledano served as Chief Human Resources Officer at Siebel Systems, Inc., a supplier of customer software solutions and services. From 1991 to 2002, Ms. Toledano served in various human resources positions at Microsoft Corporation (NASDAQ: MSFT) and Oracle. Ms. Toledano has served as a director of Velo3D, Inc. and Lilium GmbH since July 2021 and Vaxxinity, Inc. since February 2023. Prior to her current board positions, Ms. Toledano served on the boards of Better.com from April 2021 to April 2022, Bose Corporation from June 2020 to August 2022, Namely, Inc. from February 2019 to October 2022, Glu Mobile from December 2017 to April 2021, Visier Inc. from May 2014 to January 2021, TalentSky Inc. from January 2015 to January 2019, Jhana Software from November 2016 to July 2017, Jive Software, Inc. from November 2015 to June 2017, Big City Mountaineers Inc. from May 2011 to September 2014, and the Society of Human Resource Management (SHRM) from February 2009 to July 2011. In addition, Ms. Toledano has advised several technology companies in the Human Capital Management space, including Opendoor Technologies Inc. (NASDAQ: OPEN), an online company for transacting in residential real estate, Lucid Holdings, LLC, a market research platform company, Collective Health, Inc., a healthcare platform company, Espresa, Inc., an employee culture benefits platform company, and Betterworks Systems, Inc., an enterprise collaboration platform provider. Ms. Toledano holds a B.A. in modern thought and literature and an M.A. in education from Stanford University. Ms. Toledano’s strong background in gaming and technology management, including her extensive experience as an executive in the Human Resources field of various public companies, and her broad experience as a director of technology companies led the Board to conclude that she should serve on our board of directors.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Niccolo de Masi	IonQ, Inc.	Quantum computing	Director

	Planet Labs PBC	Satellite earth observation data	Director

	Rush Street Interactive, Inc.	Online casino and sports wagering	Director

	Genius Sports Limited	Sports data and technology company	Director

	June UK Topco Jersey Limited	Online gaming company	Non-Executive Chairman

	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Co-Chief Executive Officer and Director

Gabrielle Toledano	Keystone Strategy LLC	Strategy and economics consulting company	Chief Operating Officer

	Lilium GmbH	eVTOL aircraft company	Director

	Velo3D, Inc.	3D printing metal parts technology machine company	Director

	Vaxxinity, Inc.	Biotechnology vaccine company	Director

Becky Ann Hughes	Electronic Arts Inc.	Gaming company	Vice President of Strategic Growth – Global Commercial

	ReSurge International	Non-Profit Organization	Director

Harry L. You	IonQ, Inc.	Quantum computing	Director

	Coupang, Inc.	E-commerce company	Director

	Broadcom Inc.	Semiconductor manufacturing company	Director

	Genius Sports Limited	Sports data and technology company	Director

	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Co-Chief Executive Officer and Chairman

Darla Anderson	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Director

Francesca Luthi	Assurant	Insurance company	Executive Vice President and Chief Administrative Officer

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2023 by:

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

The beneficial ownership of our common stock is based on 25,156,250 shares of common stock issued and outstanding as of March 3, 2023, consisting of 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
dMY Sponsor VI, LLC (our sponsor)(3)	6,037,500	20%
Harry L. You(3)	6,037,500	20%
Niccolo de Masi(3)	—	—
Becky Ann Hughes	—	—
Darla Anderson	—	—
Francesca Luthi	—	—
Gabrielle Toledano	—	—
All executive officers, directors and director nominees as a group (six (6) individuals)	6,037,500	20%

(1)	Unless otherwise noted, the business address of each of the following is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.
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

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021. The following is a summary of fees paid to Withum for services rendered:

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Withum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our initial public offering, totaled $131,024 and $122,254, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any Audit-Related Fees during the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum tax fees during the years ended December 31, 2022 and 2021 of $8,000 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any audit-related fees during the years ended December 31, 2022 and 2021.

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of dMY Technology Group, Inc. VI (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 5, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well asevaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
2
, 2023
PCAOB ID Number 100

DMY TECHNOLOGY GROUP, INC. VI
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$1,128	$646,608
Prepaid expenses	216,128	551,731

Total current assets	217,256	1,198,339
Investments held in Trust Account	244,961,644	241,515,226

Total Assets	$245,178,900	$242,713,565

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$683,488	$129,982
Accounts payable - related party	36,447	3,106
Accrued expenses	2,083,531	189,477
Convertible working capital loans—related party	295,284	—
Franchise tax payable	204,456	55,001
Income tax payable	680,665	—

Total current liabilities	3,983,871	377,566
Derivative warrant liabilities	2,079,550	25,159,500
Deferred underwriting commissions	—	8,452,500

Total Liabilities	6,063,421	33,989,566
Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,150,000 shares subject to possible redemption at $10.10 and $10.00 per share as of December 31, 2022 and 2021, respectively	243,922,084	241,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604	604
Additional paid-in capital	—	—
Accumulated deficit	(4,807,209)	(32,776,605)

Total stockholders’ deficit	(4,806,605)	(32,776,001)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$245,178,900	$242,713,565

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period from April 16, 2021 (inception) through December 31, 2021
General and administrative expenses	$3,702,578	$394,435
Franchise tax expenses	203,894	55,001

Loss from operations	(3,906,472)	(449,436)

Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(440,744)
Change in fair value of derivative liabilities - warrants	23,079,950	(13,559,150)
Change in fair value of derivative liabilities - working capital loan option	2,503	—
Gain from extinguishment of deferred underwriting commissions	8,452,500	—
Interest expense	(2,787)	—
Interest income on operating account	33	—
Interest income from investments held in Trust Account	3,446,418	15,226

Total other income (expenses)	34,978,617	(13,984,668)

Net income (loss) before income taxes	31,072,145	(14,434,104)
Income tax expense	680,665	—

Net income (loss)	$30,391,480	$(14,434,104)

Weighted average shares outstanding of Class A common stock, basic and diluted	24,150,000	8,173,846

Basic and diluted net income (loss) per share, Class A common stock	$1.01	$(1.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	6,037,500	5,294,423

Basic and diluted net income (loss) per share, Class B common stock	$1.01	$(1.07)

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - April 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	6,037,500	604	24,396	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	2,595,400	—	2,595,400
Accretion for Class A common stock to redemption amount	—	—	(2,619,796)	(18,342,501)	(20,962,297)
Net loss	—	—	—	(14,434,104)	(14,434,104)

Balance - December 31, 2021	6,037,500	$604	$—	$(32,776,605)	$(32,776,001)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(2,422,084)	(2,422,084)
Net income	—	—	—	30,391,480	30,391,480

Balance - December 31, 2022	6,037,500	$604	$—	$(4,807,209)	$(4,806,605)

The accompanying notes are an integral part of these financial statements
.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the period from April 16, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$30,391,480	$(14,434,104)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest expense	2,787	—
Change in fair value of derivative liabilities - working capital loan option	(2,503)	—
Change in fair value of derivative liabilities - warrants	(23,079,950)	13,559,150
Offering costs associated with derivative warrant liabilities		440,744
Gain from extinguishment of deferred underwriting commissions	(8,452,500)
Interest income from investments held in Trust Account	(3,446,418)	(15,226)
Changes in operating assets and liabilities:	—
Prepaid expenses	335,603	(551,731)
Accounts payable	553,506	22,458
Accounts payable - related party	33,341	—
Accrued expenses	1,894,054	104,477
Franchise tax payable	149,455	55,001
Income tax payable	680,665	—

Net cash used in operating activities	(940,480)	(819,231)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(241,500,000)

Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from convertible working capital loan	295,000	—
Repayment of note payable to related party	—	(74,991)
Proceeds received from initial public offering, gross	—	241,500,000
Proceeds received from private placement	—	6,830,000
Offering costs paid	—	(5,314,170)

Net cash provided by financing activities	295,000	242,965,839

Net change in cash	(645,480)	646,608
Cash - beginning of the period	646,608	—

Cash - end of the period	$1,128	$646,608

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$110,630
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by related party under promissory note	$—	$74,991
Deferred underwriting commissions	$—	$8,452,500
The accompanying notes are an integral part of these financial statements.

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
interest income on investments held in the Trust Account (as defined below).
The Company’s sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.0 million, of which approximately $8.5 million was for deferred underwriting commissions, which was later entirely waived on November 18, 2022 (see Note 5), and approximately
$440,000
was for offering costs allocated to derivate warrant liabilities.
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
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or April 5, 2023, or 21 months from the closing of the Initial Public Offering, or July 5, 2023, if extended (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund working capital requirements, subject to an annual limit of $500,000, and/or to pay for the Company’s taxes (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 (or $
10.10
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
Proposed Business Combination
On December 22, 2022, the Company (the “Purchaser” or “dMY VI”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Rain Enhancement Technologies, Inc., a Delaware corporation (“Rainwater Tech”) and Rainwater, LLC, Michael Nefkens and Keri Waters (together referred to as the “Sellers”) and Rainwater, LLC, solely in its capacity as Sellers’ Representative, pursuant to which, dMY VI will acquire Rainwater Tech and Rainwater Tech will become a wholly owned subsidiary of dMY VI, and dMY VI will change its name to “Rain Enhancement Technologies, Inc. (the “Merger”), as fully disclosed in the Current Report on Form
8-K
filed with the SEC on December 22, 2022.
Going Concern Consideration
As of December 31, 2022, the Company had approximately $1,000 in cash, approximately $3.5 million of interest income available in the Trust Account to pay for tax obligations only, and a working capital deficit of approximately $3.8 million (including tax obligations of approximately $885,000 that may be paid using interest income from investments held in the Trust Account).
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or the affiliates of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of December 31, 2022 and 2021, the Company borrowed $295,000 and $0 under the Working Capital Loans, respectively. In January 2023, the Company borrowed an additional amount of $86,000, for an aggregate of $381,000 outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40, “Basis
of Presentation – Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 5, 2023. The management plans to complete the Merger with Rainwater Tech prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the Merger; however no financing is currently committed. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice
2023-2
(“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.
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

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for derivative liabilities (see Note 9).
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
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Placement were initially measured at fair value using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at December 31, 2022 and 2021.
Working Capital Loan Option
During the year ended December 31, 2022, certain of the Company’s officers loaned the Company an aggregate of $295,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principal may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.00. The option (“Working Capital Loan Option”) to convert the Working Capital Loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the loan is repaid or converted. As of December 31, 2022, the fair value of the Working Capital Loan Option was approximately $3,000 (see Note 9).
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 24,150,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying balance sheets.
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

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets of approximately $943,000 and $87,000, respectively, which are presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained
upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest income from investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

			For the period from
	For the Year Ended		April 16, 2021 (inception)
	December 31, 2022		through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$24,313,184	$6,078,296	$(8,760,008)	$(5,674,096)
Denominator:
Basic and diluted weighted average common shares outstanding	24,150,000	6,037,500	8,173,846	5,294,423

Basic and diluted net income (loss) per common share	$1.01	$1.01	$(1.07)	$(1.07)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On October 5, 2021, the Company consummated its Initial Public Offering of 24,150,000 Units, including 3,150,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.0 million, of which approximately $8.5 million was for deferred underwriting commissions, which was later entirely waived on November 18, 2022 (see Note 5), and approximately
$440,000
was for offering costs allocated to derivative warrant liabilities.

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
Related Party Loans
Promissory Note
On April 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $75,000 under the Note and repaid the Note in full on October 4, 2021. As a result, the Note is no longer available as of December 31, 2022 and 2021.
Accounts Payable – Related Parties
As of December 31, 2022 and 2021, the Company recorded approximately $36,000 and $3,000 in accounts payable due to related parties, respectively, which consists mainly of reimbursable expenses.
Working Capital Loans
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
In July, October and December 2022, certain of the Company’s officers loaned the Company an aggregate of $140,000, $150,000 and $5,000, respectively (for an aggregate outstanding amount of $295,000), to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principal may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.00. Upon funding of the loans, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $1,400, approximately $4,000 and $50, respectively, as debt discounts, which were classified as a component of the Working Capital Loans and amortized to interest expense over the expected term of the loans. For the year ended December 31, 2022, the Company amortized approximately $2,700 of the debt discounts, classified as interest expense in the accompanying statements of operations.
As of December 31, 2022, the Company had $295,000 borrowings outstanding under the Working Capital Loans. A reconciliation of the carrying value and the principal value, as of December 31, 2022, follows:

December 31, 2022
Principal value of convertible working capital loan	$295,000
Fair value of embedded derivative—working capital loan	2,950
Debt discount	(2,666)

Carrying value of convertible working capital loan—related party	$295,284

In January 2023, the Company borrowed an additional amount of $86,000 from certain of its officers, for an aggregate of $381,000 outstanding under the Working Capital Loans.
Administrative Services Agreement
On October 5, 2021, the Company entered into an agreement with the Sponsor, pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $120,000 and $30,000 in connection with such fees during the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, respectively, in the accompanying statements of operations. The Company prepaid such fees in full and as of December 31, 2022 and 2021, the Company had an unused balance of $30,000 and $150,000 in prepaid expenses recorded in the accompanying balance sheets, respectively.
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
Underwriting Agreement
In connection with the Initial Public Offering, the underwriters were entitled to (i) an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering, and (ii) an additional fee of $0.35 per unit, or approximately $8.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to certain of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 18, 2022, the Company received a formal letter from Goldman Sachs & Co. LLC (“Goldman Sachs”), the underwriter in the Company’s Initial Public Offering, advising that it had waived any entitlement it may have to the deferred underwriting commissions of approximately $8.5 million in respect of any Business Combination. During the year ended December 31, 2022, the Company derecognized the entire deferred underwriting commission of approximately
$8.5
million and recorded such extinguishment of liability as income in the accompanying statements of operations.
On December 20, 2022, the Company engaged Needham & Company, LLC (“Needham”) as its exclusive financial advisor to the Company and as its exclusive placement agent in connection with the possible Merger with Rainwater Tech. The Company agreed to pay Needham fees to be mutually agreed upon at a later date (“Advisor Fee”), solely in the event that the Company completes its Business Combination. As of December 31, 2022, the Company determined that a Business Combination is not considered probable. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to Needham may be accounted for as an expense in the period the liability is recorded.
NOTE 6. WARRANTS
As of December 31, 2022 and 2021, the Company has 12,075,000 and 6,830,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 24,150,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying balance sheets.
As of December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$241,500,000
Less:
Fair value of Public Warrants at issuance	(7,365,750)
Class A shares issuance costs	(13,596,547)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	20,962,297

Class A common stock subject to possible redemption—December 31, 2021	$241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	2,422,084

Class A common stock subject to possible redemption—December 31, 2022	$243,922,084

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
 - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 24,150,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets (see Note 7).
Class
 B Common Stock
 - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,037,500 shares of Class B common stock issued and outstanding.
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
basis.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$244,961,644	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,328,250	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$751,300
Derivative liabilities - working capital loan option	$—	$—	$2,950

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$241,515,226	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$15,939,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$9,220,500

(1)	Includes $646 and $123 of cash balance held within the Trust Account as of December 31, 2022 and 2021, respectively.
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
The fair value of the Public Warrants and Private Placement Warrants were initially estimated using Black-Scholes option pricing model and Monte-Carlo simulation method. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at December 31, 2022 and 2021. The Company’s Working Capital Loan Option is valued using a probability-weighted Black Scholes option pricing model. For the year ended December 31, 2022 and 2021, the Company recognized a change to the statements of operations resulting from a decrease and an increase in the fair value of liabilities of approximately $23.1 million and $13.6 million, respectively, presented in the accompanying statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:
Private Warrants

	As of December 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.05	$9.82
Volatility	6.80%	19.1%
Expected life (years)	5.25	5.25
Risk-free rate	3.91%	1.27%
Dividend yield	0.0%	0.0%

Working Capital Loan Option

As of December 31, 2022
Strike price of debt conversion	$1.00
Volatility	47.7%
Expected life (years)	0.25
Risk-free rate	4.32%
Dividend yield	0.0%
The changes in the level 3 fair value of the derivative warrant liabilities for the year ended December 31, 2022 and 2021 are summarized as follows:

Balance as of April 16, 2021 (inception) - Level 3	$—
Issuance of Public Warrants and Private Placement Warrants	11,600,350
Transfer of Public Warrants to Level 1	(7,365,750)
Change in fair value of derivative warrant liabilities - Private Warrants	4,985,900

Balance as of December 31, 2021 - Level 3	$9,220,500
Change in fair value of derivative warrant liabilities - Private Warrants	(8,469,200)

Balance as of December 31, 2022 - Level 3	$751,300

The changes in the fair value of the Working Capital Loan Option measured with Level 3 inputs for the year ended December 31, 2022 is summarized as follows:

Balance as of December 31, 2021	$—
Initial fair value of the Working Capital Loan Option	5,453
Change in fair value of the Working Capital Loan Option	(2,503)

Balance as of December 31, 2022	2,950

NOTE 10. INCOME TAXES
The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Current
Federal	$684,902	$—
State	—	—
Deferred
Federal	(860,432)	(87,068)
State	—	—
Valuation allowance	856,196	87,068

Income tax provision	$680,665	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$943,264	$82,831
Net operating loss carryforwards	—	4,237

Total deferred tax assets	943,264	51,392
Valuation allowance	(943,264)	(87,068)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the valuation allowances were approximately $943,000 and $87,000, respectively. As of December 31, 2022 and 2021, the Company has $0 and approximately $4,000 of U.S. federal net operating loss carryforwards, respectively, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Gain in fair value of derivatives	(15.6)%	(19.7)%
Financing costs - derivative warrant liabilities	0.0%	(0.7)%
Meals & entertainment	0.0%	(0.0)%
Gain from settlement of deferred underwriting commissions	(5.7)%	0.0%
Change in valuation allowance	2.8%	(0.6)%

Income Taxes Rate (Benefit)	2.5%	0.0%

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except as noted below.
In January 2023, the Company borrowed an additional amount of $86,000 from certain of its officers, for an aggregate of $381,000 outstanding under the Working Capital Loans.

Exhibit Number	Description

2.1	Share Purchase Agreement, dated as of December 22, 2022, by and among dMY Technology Group, Inc. VI, Rain Enhancement Technologies, Inc., Rainwater, LLC, Michael Nefkens and Keri Waters (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on December 22, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on September 27, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.4	Warrant Agreement, dated October 5, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40864), filed with the SEC on March 30, 2022).

10.1	Investment Management Trust Agreement, dated October 5, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.2	Registration Rights Agreement, dated October 5, 2021 between the Company, Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.3	Private Placement Warrants Purchase Agreement, dated October 5, 2021 between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.4	Administrative Services Agreement, dated October 5, 2021 between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.5	Letter Agreement, dated October 5, 2021 between the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.6	Indemnity Agreement, dated October 5, 2021, between the Company and Harry L. You (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.7	Indemnity Agreement, dated October 5, 2021, between the Company and Niccolo de Masi (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.8	Indemnity Agreement, dated October 5, 2021, between the Company and Gabrielle Toledano (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.9	Indemnity Agreement, dated October 5, 2021, between the Company and Becky Ann Hughes (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.10	Indemnity Agreement, dated October 5, 2021, between the Company and Darla Anderson (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

Exhibit Number	Description

10.11	Promissory Note issued to dMY Sponsor VI, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

10.12	Securities Subscription Agreement between the Registrant and dMY Sponsor VI, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

10.13	Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated September 24, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on September 27, 2021).

10.14	Form of Lock-Up Agreement, by and among dMY Technology Group, Inc. VI, Rainwater, LLC, Michael Nefkens and Keri Waters (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on December 22, 2022).

10.15	Sponsor Support Agreement, dated as of December 22, 2022, by and among dMY Technology Group, Inc. VI, dMY Sponsor VI, LLC, Harry L. You, Niccolo de Masi and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on December 22, 2022).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2023	DMY TECHNOLOGY GROUP, INC. VI

	By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer and Director

/s/ Niccolo de Masi Niccolo de Masi	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 3, 2023

/s/ Harry L. You Harry L. You	Chairman and Director	March 3, 2023

/s/ Darla Anderson Darla Anderson	Director	March 3, 2023

/s/ Becky Ann Hughes Becky Ann Hughes	Director	March 3, 2023

/s/ Francesca Luthi Francesca Luthi	Director	March 3, 2023

/s/ Gabrielle Toledano Gabrielle Toledano	Director	March 3, 2023