Form 10-K/A
period 2022-12-31
dMY Technology Group, Inc. VI
filed 2023-03-24
CIK 1858327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
24
, 2023
, there were
24,150,000 shares of Class A common stock, par value $0.0001, and
6,830,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Annual Report on Form
10-K/A
to “we,” “us,” the “Company” or “our company” are to
dMY Technology Group, Inc. VI, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of dMY Technology Group, Inc. VI, for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023 (the “Original Filing”).
The Company had recognized a liability upon closing of their initial public offering in October 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claims to this deferred commission in November 2022.
The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit.
Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued audited financial statements as of December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, the Company will restate its financial statements in this Form 10-K/A for the Company’s audited financial statements included in the Original Filing.
The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.
The Company is filing this Amendment No. 1 to include additional Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the waiver as disclosed in the Original Filing, and Item 9A, Controls and Procedures.
The change in accounting for the liability extinguishment did not have any impact on the Company’s liquidity, cash flows, costs of operating in the period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations for the affected period.
In accordance with
Rule 12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to include additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.
This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K/A (this “Form 10-K/A”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K/A, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management and our audit committee concluded that it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2022.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in the Annual Report, we identified a material weakness in our internal control around the interpretation and accounting for extinguishment of a significant contingent obligation in November 2022. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our reported accretion of Class A common stock subject to possible redemption, reported net income and earnings per share and related financial disclosures for the fiscal year ended December 31, 2022 (the “Affected Period”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. Following the closing of the Business Combination, the combined company intends to take steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to its accounting for the extinguishment of contingent obligations. See “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the combined company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2022. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the extinguishment of a contingent obligations in November 2022.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the extinguishment, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

In this Annual Report Form 10-K/A for the year ended December 31, 2022, we are restating our audited financial statements as of, and for the year ended December 31, 2022.

The restatement results from our prior accounting for an extinguishment of a significant contingent obligation, with a resulting non-operating gain recognized in our statement of operations for the year ended December 31, 2022, instead of recognizing the extinguishment as a credit to stockholders’ deficit.

The Company had recognized a liability upon closing of their initial public offering in October 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claim to this deferred commission in November 2022. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, including with our independent auditors, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit.

Therefore, our management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that our previously issued audited financial statements as of December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, we will restate its financial statements in this Form 10-K/A for our audited financial statements as of December 31, 2022.

The change in accounting for the extinguishment did not have any impact on the Company’s liquidity, cash flows, costs of operating in the period.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the liability extinguishment. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the year ended December 31, 2022, we had net income of approximately $22.2 million, which consisted of approximately $3.4 million of interest income from operating account and investment held in trust account, and non-operating gains of approximately $23.1 million of change in fair value of the derivative liabilities and approximately $258,000 of gain from extinguishment of deferred underwriting commissions, partially offset by approximately $3.7 million of general and administrative expenses, approximately $204,000 of franchise tax expense, approximately $3,000 of interest expense, and approximately $681,000 of income tax expense.

For the period from April 16, 2021 (inception) through December 31, 2021, we had net loss of approximately $14.4 million, which consisted of approximately $394,000 of general and administrative expenses, approximately $55,000 of franchise tax expense, non-operating losses of approximately $13.6 million from the change in fair value of the derivative warrant liabilities and approximately $441,000 of offering costs allocated to derivative warrant liabilities, offset by approximately $15,000 of interest income from investments held in the trust account.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Niccolo de Masi has been our Chief Executive Officer and a director since April 16, 2021. Mr. de Masi is also a director of IonQ, Inc. (NYSE: IONQ), Planet Labs PBC (NYSE: PL) (“Planet Labs”), Rush Street Interactive, Inc. (NYSE: RSI) and Genius Sports Limited (NYSE: GENI). Mr. de Masi is also the non-executive chairman of June UK Topco Jersey Limited, of which Jagex Limited is a wholly-owned indirect subsidiary and Chief Executive Officer and Director of dMY Squared Technology Group, Inc. (“dMY Squared”) which is a special purpose acquisition company. Mr. de Masi was a member of the board of directors of Glu Mobile, Inc. (Nasdaq: GLUU) (“Glu”), from January 2010 to April 2021, and served as chairman from December 2014 to April 2021, as interim chairman from July 2014 to December 2014 and as president and chief executive officer from January 2010 to November 2016. Mr. de Masi was the chief innovation officer at Resideo Technologies, Inc. (NYSE: REZI) from February 2019 to March 2020, a member of its board of directors from October 2018 until January 2020, and was president of products and solutions from February 2019 until January 2020. Mr. de Masi served as the president of Essential from November 2016 to October 2018. Mr. de Masi served on the board of directors of Xura and its audit committee from November 2015 until August 2016. From 2008 to 2009, Mr. de Masi led Hands-On Mobile as its chief executive officer. From 2004 to 2007, Mr. de Masi was the chief executive officer of Monstermob. Mr. de Masi serves on the Leadership Council of the UCLA Grand Challenges. Mr. de Masi received his B.A. and MSci. degrees in physics from Cambridge University. Mr. de Masi’s qualifications to serve on our board of directors include his extensive leadership experience in public technology companies, his track record in our target industries and his network of contacts in the technology sector.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Niccolo de Masi	IonQ, Inc.	Quantum computing	Director

	Planet Labs PBC	Satellite earth observation data	Director

	Rush Street Interactive, Inc.	Online casino and sports wagering	Director

	Genius Sports Limited	Sports data and technology company	Director

	June UK Topco Jersey Limited	Online gaming company	Non-Executive Chairman

	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Chief Executive Officer and Director

Gabrielle Toledano	Keystone Strategy LLC	Strategy and economics consulting company	Chief Operating Officer

	Lilium GmbH	eVTOL aircraft company	Director

	Velo3D, Inc.	3D printing metal parts technology machine company	Director

	Vaxxinity, Inc.	Biotechnology vaccine company	Director

Becky Ann Hughes	Electronic Arts Inc.	Gaming company	Vice President of Strategic Growth – Global Commercial

	ReSurge International	Non-Profit Organization	Director

Harry L. You	IonQ, Inc.	Quantum computing	Director

	Coupang, Inc.	E-commerce company	Director

	Broadcom Inc.	Semiconductor manufacturing company	Director

	Genius Sports Limited	Sports data and technology company	Director

	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Chairman

Darla Anderson	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Director

Francesca Luthi	Assurant	Insurance company	Executive Vice President and Chief Administrative Officer

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statement of
operations
. Management has since evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. Accordingly, the 2022 financial statements have been restated to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.
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
New York, New York
March
2
4
, 2023
PCAOB ID Number

DMY TECHNOLOGY GROUP, INC. VI
BALANCE SHEETS
AS RESTATED

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

DMY TECHNOLOGY GROUP, INC. VI
STATEMENTS OF OPERATIONS
AS RESTATED

	For the Year Ended December 31, 2022	For the period from April 16, 2021 (inception) through December 31, 2021
General and administrative expenses	$3,702,578	$394,435
Franchise tax expenses	203,894	55,001

Loss from operations	(3,906,472)	(449,436)

Other income (expenses):
Offering costs allocated to derivative warrant liabilities	—	(440,744)
Change in fair value of derivative liabilities - warrants	23,079,950	(13,559,150)
Change in fair value of derivative liabilities - working capital loan option	2,503	—
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	257,801	—
Interest expense	(2,787)	—
Interest income on operating account	33	—
Interest income from investments held in Trust Account	3,446,418	15,226

Total other income (expenses)	26,783,918	(13,984,668)

Net income (loss) before income taxes	22,877,446	(14,434,104)
Income tax expense	680,665	—

Net income (loss)	$22,196,781	$(14,434,104)

Weighted average shares outstanding of Class A common stock, basic and diluted	24,150,000	8,173,846

Basic and diluted net income (loss) per share, Class A common stock	$0.74	$(1.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	6,037,500	5,294,423

Basic and diluted net income (loss) per share, Class B common stock	$0.74	$(1.07)

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS RESTATED

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - April 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	6,037,500	604	24,396	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	2,595,400	—	2,595,400
Accretion for Class A common stock to redemption amount	—	—	(2,619,796)	(18,342,501)	(20,962,297)
Net loss	—	—	—	(14,434,104)	(14,434,104)

Balance - December 31, 2021	6,037,500	$604	$—	$(32,776,605)	$(32,776,001)
Adjustment for accretion of Class A common stock subject to possible redemption amount	—	—	—	5,772,615	5,772,615
Net income	—	—	—	22,196,781	22,196,781

Balance - December 31, 2022	6,037,500	$604	$—	$(4,807,209)	$(4,806,605)

The accompanying notes are an integral part of these financial statements
.

DMY TECHNOLOGY GROUP, INC. VI
STATEMENTS OF CASH FLOWS
AS RESTATED

	For the Year Ended December 31, 2022	For the period from April 16, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$22,196,781	$(14,434,104)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest expense	2,787	—
Change in fair value of derivative liabilities - working capital loan option	(2,503)	—
Change in fair value of derivative liabilities - warrants	(23,079,950)	13,559,150
Offering costs allocated to derivative warrant liabilities		440,744
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(257,801)
Interest income from investments held in Trust Account	(3,446,418)	(15,226)
Changes in operating assets and liabilities:	—
Prepaid expenses	335,603	(551,731)
Accounts payable	553,506	22,458
Accounts payable - related party	33,341	—
Accrued expenses	1,894,054	104,477
Franchise tax payable	149,455	55,001
Income tax payable	680,665	—

Net cash used in operating activities	(940,480)	(819,231)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(241,500,000)

Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from convertible working capital loan	295,000	—
Repayment of note payable to related party	—	(74,991)
Proceeds received from initial public offering, gross	—	241,500,000
Proceeds received from private placement	—	6,830,000
Offering costs paid	—	(5,314,170)

Net cash provided by financing activities	295,000	242,965,839

Net change in cash	(645,480)	646,608
Cash - beginning of the period	646,608	—

Cash - end of the period	$1,128	$646,608

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$110,630
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by related party under promissory note	$—	$74,991
Deferred underwriting commissions	$—	$8,452,500
Extinguishment of deferred underwriting commissions allocated to public shares	$8,194,699	$—
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
The Company’s sponsor is dMY Sponsor VI, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated its Initial Public Offering of
24,150,000
units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including
3,150,000
additional Units to cover over-allotments (the “Over-Allotment Units”), at $
10.00
per Unit, generating gross proceeds of $
241.5
 million, and incurring offering costs of approximately $
14.0
 million, of which approximately $
8.5

million was for deferred underwriting commissions, which was later entirely waived on November 18, 2022 (see Note
6
), and approximately
$
440,000
was for offering costs allocated to derivate warrant liabilities.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of
6,830,000
 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $
1.00
 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $
6.8
 million (see Note
5
).
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
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or April 5, 2023, or 21 months from the closing of the Initial Public Offering, or July 5, 2023, if extended (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to pay for the Company’s taxes (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note
6
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $
10.00
 (or $
10.10
 per Public Share if the Company elects to extend the time to consummate a Business Combination). In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or the affiliates of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note
5
). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $
1.5
 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
1.00
per warrant. As of December 31, 2022 and 2021, the Company borrowed $
295,000
and $
0
under the Working Capital Loans, respectively. In January 2023, the Company borrowed an additional amount of $
86,000
, for an aggregate of $
381,000
outstanding under the Working Capital Loans.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company had recognized a liability upon closing of their initial public offering in October 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claim
s
to this deferred commission in November 2022. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit
.
Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued audited financial statements as of December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, the Company will restate its financial statements in this Form 10-K/A for the Company’s audited financial statements included in the Annual Report on the Company’s Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023 (the “Original Filing”
).
Impact of the Restatement
The impact of the restatement on the statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.
Statement of Operations:

	For the Year Ended December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	$(3,906,472)	$—	$(3,906,472)
Other income (expenses):
Change in fair value of derivative liabilities - warrants	23,079,950	—	23,079,950
Change in fair value of derivative liabilities - working capital loan option	2,503	—	2,503
Gain from extinguishment of deferred underwriting commissions	8,452,500	(8,194,699)	257,801
Interest expense	(2,787)	—	(2,787)
Interest income on operating account	33	—	33
Interest income from investments held in Trust Account	3,446,418	—	3,446,418

Total other income (expenses)	34,978,617	(8,194,699)	26,783,918

Net income before income taxes	31,072,145	(8,194,699)	22,877,446
Income tax expense	680,665	—	680,665

Net income	$30,391,480	$(8,194,699)	$22,196,781

Basic and diluted weighted average shares outstanding - Class A ordinary shares	24,150,000	—	24,150,000
Basic and diluted earnings per share - Class A ordinary shares	$1.01	$(0.27)	$0.74
Basic and diluted weighted average shares outstanding - Class B ordinary shares	6,037,500	—	6,037,500
Basic and diluted earnings per share - Class B ordinary shares	$1.01	$(0.27)	$0.74
Statement of Changes in Stockholders’ Deficit:

				Accumulated Deficit			Total Stockholders Deficit
	Class B Common Stock		Additional Paid-In Capital	As Previously Reported	Restatement Adjustment	As Restated
	Shares	Amount
Balance - December 31, 2021	6,037,500	$604	$—	$(32,776,605)		$(32,776,605)	$(32,776,001)
Adjustment for accretion of Class A common stock subject to possible redemption amount	—	—	—	(2,422,084)	8,194,699	5,772,615	5,772,615
Net income	—	—	—	30,391,480	(8,194,699)	22,196,781	22,196,781

Balance - December 31, 2022	6,037,500	$604	$—	$(4,807,209)	$—	$(4,807,209)	$(4,806,605)

Statement of Cash Flows:

	For the Year Ended December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$30,391,480	$(8,194,699)	$22,196,781
Adjustments to reconcile net income to net cash used in operating activities:			—
Interest expense	2,787	—	2,787
Change in fair value of derivative liabilities - working capital loan option	(2,503)	—	(2,503)
Change in fair value of derivative liabilities - warrants	(23,079,950)	—	(23,079,950)
Gain from extinguishment of deferred underwriting commissions	(8,452,500)	8,194,699	(257,801)
Interest income from investments held in Trust Account	(3,446,418)	—	(3,446,418)
Changes in operating assets and liabilities	3,646,624	—	3,646,624

Net cash used in operating activities	(940,480)	—	(940,480)

Net cash provided by financing activities	295,000	—	295,000

Net change in cash	$(645,480)	$—	$(645,480)

Supplemental disclosure of noncash activities:	—	—	—
Extinguishment of deferred underwriting commissions allocated to public shares	$—	$8,194,699	$8,194,699
NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2022 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the liability extinguishment in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, regularly exceed the Federal Deposit Insurance Corporation coverage limit of
$
250,000
.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
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
10
).
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
Working Capital Loan Option
During the year ended December 31, 2022, certain of the Company’s officers loaned the Company an aggregate of $
295,000
 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principal may be converted into that number of warrants equal to the outstanding principal of the note divided by $
1.00
. The option (“Working Capital Loan Option”) to convert the Working Capital Loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the loan is repaid or converted. As of December 31, 2022, the fair value of the Working Capital Loan Option was approximately $
3,000
 (see Note
10
).
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

			For the period from
	For the Year Ended		April 16, 2021 (inception)
	December 31, 2022		through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$17,757,425	$4,439,356	$(8,760,008)	$(5,674,096)
Denominator:
Basic and diluted weighted average common shares outstanding	24,150,000	6,037,500	8,173,846	5,294,423

Basic and diluted net income (loss) per common share	$0.74	$0.74	$(1.07)	$(1.07)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE
4
. INITIAL PUBLIC OFFERING
On October 5, 2021, the Company consummated its Initial Public O ffering of
24,150,000
Units, including
3,150,000
Over-Allotment Units, at $
10.00
per Unit, generating gross proceeds of $
241.5
 million, and incurring offering costs of approximately $
14.0
 million, of which approximately $
8.5

million was for deferred underwriting commissions, which was later entirely waived on November 18, 2022 (see Note
6
), and approximately
$
440,000

was for offering costs allocated to derivative warrant liabilities.

Each Unit consists of one share of
Class A common stock, and one-half of one redeemable warrant
(each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A comm on stock at a price of $
11.50
 per share, subject to adjustment (see Note
7
).
NOTE
5
. RELATED PARTY TRANSACTIONS
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
In July, October and December 2022, certain of the Company’s officers loaned the Company an aggregate of $140,000, $150,000 and $5,000, respectively (for an aggregate outstanding amount of $295,000), to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principal may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.00. Upon funding of the loans, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $1,400, approximately $4,000 and $50, respectively, as debt discounts, which were classified as a component of the Working Capital Loans and amortized to interest expense over the expected term of the loans. For the year ended December 31, 2022, the Company amortized approximately $2,700 of the debt discounts, classified as interest expense in the accompanying statement of operations.
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

6
. COMMITMENTS AND CONTINGENCIES
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

On November 18, 2022, the Company received a formal letter from Goldman Sachs & Co. LLC (“Goldman Sachs”), the underwriter in the Company’s Initial Public Offering, advising that it had waived any entitlement it may have to the deferred underwriting commissions of approximately $
8.5 million in respect of any Business Combination. During the year ended December 31, 2022, the Company derecognized the entire deferred underwriting commission of approximately
$
8.5

million and recorded approximately $8.2 million of the commissions waiver allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of approximately $258,000 was as a gain from extinguishment of liability allocated to warrant liabilities.
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
7
. WARRANTS
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
NOTE
8
. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
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
As of December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$241,500,000
Less:
Fair value of Public Warrants at issuance	(7,365,750)
Class A shares issuance costs	(13,596,547)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	20,962,297

Class A common stock subject to possible redemption—December 31, 2021	$241,500,000
Plus:
Waiver of Class A shares issuance costs	8,194,699
Less:
Subsequent remeasurement of Class A common stock subject to possible redemption	(5,772,615)

Class A common stock subject to possible redemption—December 31, 2022	$243,922,084

NOTE
9
. STOCKHOLDERS’ DEFICIT
Preferred Stock
 - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 - The Company is authorized to issue
380,000,000
 shares of Class A common stock with a par value of $
0.0001
 per share. As of December 31, 2022 and 2021, there were
24,150,000
 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets (see Note
8
).
Class
 B Common Stock
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
10
. FAIR VALUE MEASUREMENTS
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

NOTE 1
1
. INCOME TAXES
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
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Gain in fair value of derivatives	(21.2)%	(19.7)%
Financing costs - derivative warrant liabilities	0.0%	(0.7)%
Meals & entertainment	0.0%	(0.0)%
Gain from settlement of deferred underwriting commissions	(0.2)%	0.0%
Change in valuation allowance	3.7%	(0.6)%

Income Taxes Rate (Benefit)	3.3%	0.0%

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
NOTE 1
2
. SUBSEQUENT EVENTS
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

Exhibit Number	Description

2.1	Share Purchase Agreement, dated as of December 22, 2022, by and among dMY Technology Group, Inc. VI, Rain Enhancement Technologies, Inc., Rainwater, LLC, Michael Nefkens and Keri Waters (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on December 22, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on September 27, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

4.4	Warrant Agreement, dated October 5, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40864), filed with the SEC on March 30, 2022).

10.1	Investment Management Trust Agreement, dated October 5, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.2	Registration Rights Agreement, dated October 5, 2021 between the Company, Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.3	Private Placement Warrants Purchase Agreement, dated October 5, 2021 between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.4	Administrative Services Agreement, dated October 5, 2021 between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.5	Letter Agreement, dated October 5, 2021 between the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.6	Indemnity Agreement, dated October 5, 2021, between the Company and Harry L. You (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.7	Indemnity Agreement, dated October 5, 2021, between the Company and Niccolo de Masi (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.8	Indemnity Agreement, dated October 5, 2021, between the Company and Gabrielle Toledano (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.9	Indemnity Agreement, dated October 5, 2021, between the Company and Becky Ann Hughes (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

10.10	Indemnity Agreement, dated October 5, 2021, between the Company and Darla Anderson (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on October 5, 2021).

Exhibit Number	Description

10.11	Promissory Note issued to dMY Sponsor VI, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

10.12	Securities Subscription Agreement between the Registrant and dMY Sponsor VI, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

10.13	Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated September 24, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on September 27, 2021).

10.14	Form of Lock-Up Agreement, by and among dMY Technology Group, Inc. VI, Rainwater, LLC, Michael Nefkens and Keri Waters (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on December 22, 2022).

10.15	Sponsor Support Agreement, dated as of December 22, 2022, by and among dMY Technology Group, Inc. VI, dMY Sponsor VI, LLC, Harry L. You, Niccolo de Masi and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40864), filed with the SEC on December 22, 2022).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-257379), filed with the SEC on August 16, 2021).

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2023	DMY TECHNOLOGY GROUP, INC. VI

	By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer and Director

/s/ Niccolo de Masi Niccolo de Masi	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 24, 2023

/s/ Harry L. You Harry L. You	Chairman and Director	March 24, 2023

/s/ Darla Anderson Darla Anderson	Director	March 24, 2023

/s/ Becky Ann Hughes Becky Ann Hughes	Director	March 24, 2023

/s/ Francesca Luthi Francesca Luthi	Director	March 24, 2023

/s/ Gabrielle Toledano Gabrielle Toledano	Director	March 24, 2023